Form 10-Q
period 1995-03-31
BLISS & LAUGHLIN INDUSTRIES INC /DE
filed 1995-05-09
CIK 842679

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     March 31, 1995                                        0-17362
- -------------------------                           ------------------------
For the Quarter Ended                                Commission File Number

                        Bliss & Laughlin Industries Inc.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                     36-2607304
            --------                                     ----------
(State of other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification Number)

                 281 East 155th Street - Harvey, Illinois  60426
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

Registrant's Telephone Number                         (708) 333-1220


                                 Not Applicable
                                 --------------
                  (Former name, former address and fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes   X   No
                                                 -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.01 par value                      3,969,518 Shares
           Class                            Outstanding at April 30, 1995

                BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES


                                      INDEX
                                      -----

                                                                      PAGE NO.
                                                                      --------
PART I.   FINANCIAL INFORMATION:

 Item 1.  Financial Statements -
          Consolidated Balance Sheets
          as of March 31, 1995 (Unaudited)
          and September 30, 1994                                           3

          Consolidated Statements of Income
          for Three Months and Six Months Ended
          March 31, 1995 and 1994 (Unaudited)                              4

          Consolidated Statements of Cash Flows
          for the Six Months Ended March 31, 1995
          and 1994 (Unaudited)                                             5

          Notes to Consolidated Financial Statements                      6-8

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  9-12


PART II.  OTHER INFORMATION:

 Items 1-4     Not Applicable

 Item 5   Other Information                                               13

 Item 6   Not Applicable

                BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1995 AND SEPTEMBER 30, 1994
                                 (IN THOUSANDS)

ASSETS                                          March 31, 1995    September 30,
                                                (Unaudited)                1994
                                                --------------    -------------
CURRENT ASSETS:
  Cash & Cash Equivalents                            $   1,082       $     926
  Accounts Receivable, Net                              23,894          18,466
  Inventories ( Note 2)                                 33,177          27,255
  Prepaid Expenses & Other                                 770             837
                                                     ---------       ---------

TOTAL CURRENT ASSETS                                 $  58,923       $  47,484
                                                     ---------       ---------

PROPERTY, PLANT & EQUIPMENT, at cost                 $  30,626       $  29,875
  Less - Accumulated Depreciation                      (13,888)        (13,032)
                                                     ---------       ---------

  PROPERTY, PLANT & EQUIPMENT, NET                   $  16,738       $  16,843
                                                     ---------       ---------

OTHER ASSETS                                         $   3,320       $   3,412
                                                     ---------       ---------
                                                     $  78,981       $  67,739
                                                     ---------       ---------
                                                     ---------       ---------

LIABILITIES & STOCKHOLDERS' EQUITY
- ----------------------------------
CURRENT LIABILITIES:
  Revolving Credit (Note 3)                          $  19,900       $  16,550
  Accounts Payable                                      18,207          13,965
  Accounts Payable - Stelco                              1,652           1,203
  Accrued Liabilities                                    5,051           4,530
  Income Taxes Payable                                     856             799
                                                     ---------       ---------
  TOTAL CURRENT LIABILITIES                          $  45,666       $  37,047

NON-CURRENT RETIREMENT BENEFITS LIABILITY            $   1,950       $   1,959

DEFERRED INCOME TAXES                                $     395       $     411

LONG TERM DEBT (Note 4)                              $   3,600       $   3,600

STOCKHOLDERS' EQUITY:  (Note 5)
  Common Stock, Par Value  $.01 Authorized
  6,000,000 Shares; Issued & Outstanding
  3,969,518 At March 31, 1995 and
  September 30, 1994                                 $      40       $      40
  Preferred Stock, $1.00 Par Value;
  1,500,000 Shares Authorized
  No Shares Outstanding in 1995 and 1994
  Additional Paid-In Capital, Common Stock              25,229          25,229
  Retained Earnings                                      3,952             971
  Cumulative Translation Adjustment                     (1,851)         (1,518)
                                                     ---------       ---------

TOTAL STOCKHOLDERS' EQUITY                           $  27,370       $  24,722
                                                     ---------       ---------
                                                     $  78,981       $  67,739
                                                     ---------       ---------
                                                     ---------       ---------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1995 AND 1994
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              MARCH 31                       MARCH 31
                                                        1995           1994           1995           1994
                                                        ----           ----           ----           ----
                                                                                                 RESTATED
                                                                                                 --------
NET SALES                                          $  49,349       $ 40,837       $ 88,041       $ 73,175
COST OF SALES                                         42,315         37,034         76,779         66,572
                                                   ----------     ----------     ----------     ----------
    GROSS PROFIT                                   $   7,034       $  3,803       $ 11,262       $  6,603
SELLING EXPENSES                                         718            677          1,363          1,269
ADMINISTRATIVE EXPENSES                                3,178          2,108          5,359          3,934
                                                   ----------     ----------     ----------     ----------
    OPERATING INCOME                               $   3,138       $  1,018       $  4,540       $  1,400
INTEREST EXPENSE, NET                                   (406)          (279)          (791)          (557)
    OTHER INCOME, NET                                      1            -0-              1            -0-
                                                   ----------     ----------     ----------     ----------
INCOME BEFORE INCOME TAXES                         $   2,733       $    739       $  3,750       $    843

INCOME TAX (PROVISION)                                  (501)          (256)          (770)          (337)
                                                   ----------     ----------     ----------     ----------
NET INCOME BEFORE CUMULATIVE
EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE                               $   2,232       $    483       $  2,980       $    506
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                     -0-            -0-            -0-            813
                                                   ----------     ----------     ----------     ----------

NET INCOME                                         $   2,232       $    483       $  2,980       $  1,319
                                                   ----------     ----------     ----------     ----------
                                                   ----------     ----------     ----------     ----------
PER SHARE DATA
- --------------

NET INCOME BEFORE CUMULATIVE
EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE                                $    .56        $   .12        $   .75        $   .13

CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE                                    0              0              0            .20
                                                   ----------     ----------     ----------     ----------
NET INCOME                                          $    .56        $   .12        $   .75        $   .33
                                                   ----------     ----------     ----------     ----------
                                                   ----------     ----------     ----------     ----------
AVERAGE SHARES OUTSTANDING                         3,969,500      3,969,500      3,969,500      3,969,500
                                                   ----------     ----------     ----------     ----------
                                                   ----------     ----------     ----------     ----------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1995 AND 1994
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          1995            1994
                                                          -----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:                                (RESTATED)
  Net Income (Loss)                                     $2,980          $1,319
  Adjustments to Reconcile Net Income (Loss) to net
  cash provided by operating activities-
     Depreciation                                          912             782
     Gain on Sale of Equipment                               0               0
     Provision For Losses on Accounts Receivable            93              73
  Increase (Decrease) In Prepaid Pension Benefit           (20)            (14)
  (Increase) Decrease in Current Assets -
     Accounts Receivable                                (5,771)           (534)
     Inventories                                        (6,220)            333
     Prepaid Expenses                                       67             (74)
  (Increase) Decrease in Other Assets                       71             110
  Increase (Decrease) in Current Liabilities-
     Accounts Payable                                    4,799          (1,326)
     Accrued Liabilities                                   548           1,731
     Income Taxes Payable                                   75            (316)
  Increase (Decrease) in Non-Current
   Retirement Benefit                                      (9)              (9)
  Increase (Decrease) in Deferred Income Taxes               0            (517)
                                                       --------        --------
        Net Cash Provided by (Used For)
         Operating Activities                          $(2,475)         $1,558
                                                       --------        --------
                                                       --------        --------

CASH FLOWS FORM INVESTING ACTIVITIES:

- -------------------------------------
  Property, Plant & Equipment Additions                 $ (951)         $ (954)
                                                       --------        --------
        Net Cash Used For Investing Activities          $ (951)         $ (954)
                                                       --------        --------
                                                       --------        --------

CASH FLOW FROM FINANCING ACTIVITIES:
- ------------------------------------
  Net Borrowing (Payments) Under Revolving
   Credit Agreement                                     $3,350          $ (615)
                                                       --------        --------
        Net Cash Provided by Financing Activities       $3,350          $ (615)
                                                       --------        --------
                                                       --------        --------

EFFECT OF EXCHANGE RATE CHANGES                           $232              $1
                                                       --------        --------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS        $156            $(10)

CASH AND CASH EQUIVALENT, Beginning of Period             $926            $827
                                                       --------        --------

CASH & CASH EQUIVALENT, End of Period                   $1,082            $817
                                                       --------        --------
                                                       --------        --------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1995 AND SEPTEMBER 30, 1994
                                   (UNAUDITED)

(1) CONSOLIDATED FINANCIAL STATEMENTS:
     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading.

     It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K.

     In the opinion of management, all adjustments consisting of normal recurring adjustments necessary to present fairly the consolidated financial position of Bliss & Laughlin Industries Inc. and Subsidiaries as of March 31, 1995, and the consolidated results of operations and consolidated statements of cash flows for the six months then ended, have been included. The results of operations for this period are not necessarily indicative of the operating results for a full year.

     Inventories for Bliss & Laughlin Steel Company ("BLSC"), a subsidiary of Bliss & Laughlin Industries Inc., are valued at LIFO. Because the inventory value determination under the LIFO method can only be made at the end of each year based on the inventory levels and costs at that point, interim LIFO determinations must necessarily be based upon management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and prices are subject to many forces beyond the control of management, interim financial results are subject to final year-end LIFO inventory adjustments.

(2) INVENTORIES
     Inventories for BLSC are valued at LIFO; inventories at Canadian Drawn Steel Company Inc. ("CDSC") are valued at FIFO. Inventories include the following amounts (In thousands):

                              MARCH 31, 1995      SEPTEMBER 30, 1994
                              --------------      ------------------
Raw Material                     $18,227               $14,188
Finished Goods                    17,662                15,779
LIFO Reserve                      (2,712)               (2,712)
                                ---------             ---------
TOTAL INVENTORIES                $33,177               $27,255
                                 -------               -------
                                 -------               -------

     The amount of inventory valued at LIFO at March 31, 1995 amounted to $25,055,000 and represents 76% of total inventory.

(3) FINANCING ARRANGEMENTS:
     On December 9, 1994, the Company entered into an amendment to its revolving credit agreement with The Northern Trust Company ("Northern") and LaSalle National Bank ("LaSalle") which provides up to $20,000,000 under a revolving credit facility. The revolving credit facility is secured by the Company's accounts receivable, inventories and certain equipment, excluding CDSC's assets, and a first mortgage on the Company's Batavia, Illinois property. Among other things, the restrictive covenants include limits on capital expenditures and a minimum tangible net worth of at least $28,250,000 at September 30, 1995. Additionally, a maximum ratio of total liabilities to tangible net worth is limited to at least 1.8 to 1 at September 30, 1995. Interest on the revolving credit facility is computed at the prime rate and/or a LIBOR based rate at the option of the Company. Funds available but unused bear interest at the rate of 1/2% per annum.

     On April 28, 1995, the Company's CDSC subsidiary entered into an agreement with NBD Bank, Canada, which provides up to $7,000,000 (U.S.) under a revolving demand credit facility. The facility is unsecured; however, the agreement contains a negative pledge clause. The restrictive covenants in the agreement include a CDSC minimum tangible net worth, computed based on Canadian GAAP, of $10,000,000 (Canadian); a maximum ratio of total liabilities to tangible net worth of 1.2 to 1, and a minimum working capital of $3,000,000 (Canadian). Interest rates for Canadian dollars are at the Canadian prime rate or the Bank's cost of funds plus 1%. Interest rates for U.S. dollars are at the U.S. prime rate or LIBOR based rates.

     During the first six months of 1995, the amount of LIBOR loans outstanding averaged $17,640,000 and had interest rates ranging from 6.125% to 7.625%. The interest rate on LIBOR loans outstanding at March 31, 1995, ranged from 7.0625% to 7.5625%.

     In accordance with the loan agreement between BLSC and the Development Authority of Cartersville, Georgia, Northern has issued an irrevocable letter of credit in the amount of $3,852,000. Of this total amount, $3,600,000 is available to pay principal on the bonds and $252,000 is available to pay interest when it becomes due. Northern has also issued a $775,000 irrevocable letter of credit to support workers compensation insurance reserves.

     At March 31, 1995 the available portion of all revolving credit facilities after adjusting for outstanding letters of credit amounted to $1,273,000. In the aggregate, $64,991,000 of assets are utilized to secure all borrowings.

(4) LONG TERM DEBT:
     In December 1988, the Company secured $3,600,000 of borrowings by the issuance of Tax Exempt Industrial Revenue Bonds through the Development Authority of Cartersville, Georgia. The interest rate on the bonds is a weekly interest rate representing the minimum rate of interest which, in the opinion of the Remarketing Agent, would be necessary to sell the bonds in a secondary market. The interest rate in the first six months of fiscal year 1995 ranged from 3.15% to 5.85%; the interest rate in effect at March 31, 1995 was 4.50%.
To retire the Bonds, the

Company must fund a bond sinking fund starting in December 2009 and continuing until December 2018, the final maturity date.

(5) STOCKHOLDERS' EQUITY:
     On December 15, 1988, the Company sold 704,559 shares of common stock to the public at $10.50 per share. On May 11, 1990, the Company sold 1,559,759 shares of common stock to Stelco Inc. for $12.00 per share. No dividends were declared during the quarter.

(6) STOCK OPTION PLANS:
     Effective December 15, 1988 (the date of the initial public offering), the Company established an Employees' Incentive Stock Option Plan ("ISOP") and a nonstatutory Directors' Stock Option Plan ("DSOP"). A total of up to 130,000 and 65,000 shares of common stock of the Company are reserved for issuance upon exercise of options under the ISOP and DSOP, respectively.

     For both plans, any options granted to employees and directors become exercisable on the first anniversary date of the grant date, and shall vest and become exercisable over a four-year period from the grant date. Twenty-five percent (25%) of the options become exercisable on each anniversary of the grant date, and to the extent vested, shall be exercisable for a term of ten years from the grant date.

Below is a summary of both plans as of March 31, 1995:

                                             ISOP           DSOP
                                             ----           ----
Outstanding October 1, 1994                97,000         45,000
Forfeitures                                (4,500)             -
Outstanding March 31, 1995                 92,500         45,000
Exercisable March 31, 1995                 92,500         45,000
Available for Grant March 31, 1995         37,500         20,000


(7) INCOME TAXES:
     Effective October 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109: Accounting for Income Taxes. This election required the Company to restate its results for the first fiscal quarter ended December 31, 1993, resulting in additional income of $813,000 or $.20 per share.

(8) TRANSLATION OF FOREIGN CURRENCIES:
     All balance sheet asset and liability accounts of CDSC, a foreign subsidiary, are translated into U.S. Dollars using the rates of exchange in effect at the balance sheet date. Results of operations are translated using the weighted average exchange rate during the period. Adjustments arising from foreign currency translations are recorded in a separate component of Stockholders' Equity, "Cumulative Translation Adjustment".

                BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL:
     The Company recorded net income of $2,232,000 in its second fiscal quarter ended March 31, 1995 compared to net income of $483,000 in the same period last year. The increased income is primarily attributable to higher volume, increased sales prices and continuing cost control; partially offset by higher administrative expenses.

     Net sales for the second fiscal quarter rose 21% on higher volume and strong demand from the machinery and equipment and consumer durable goods markets. Sales were $49,349,000 compared with $40,837,000 a year earlier.

     For the six months ended March 31, 1995, net income was $2,980,000 compared to net income before unusual items of $506,000 in the same period last year.

     In the fourth quarter of fiscal 1994, the Company made an election, effective as of October 1, 1993, to implement the provisions of Financial Accounting Standards Board Number 109: Accounting for Income Taxes. This election required the Company to restate its results for the first quarter of its last fiscal year. The restatement resulted in additional income of $813,000, or $.20 per share, for the cumulative effect of change in accounting principle, and total income of $1,319,000, or $.33 per share, for the six months ended March 31, 1994

     Net sales for the six months ended March 31, 1995 increased by 20% to $88,041,000 from $73,175,000 for the same period in 1994.

RESULTS OF OPERATIONS:
THREE MONTHS ENDED
MARCH 31, 1995
     Net sales for the 1995 Second Quarter were $49,349,000, an increase of $8,512,000, or 20.8% from the 1994 Second Quarter. The increase in net sales is attributable to increased tonnage volume, amounting to $6,605,000 ($1,418,000
CDSC) and increased sales prices of $1,907,000 ($636,000 CDSC).

     Cost of sales for the 1995 Second Quarter was $42,315,000, an increase of $5,281,000 or 14.3% from the 1994 Second Quarter. The increase is primarily attributable to the increase in volume. As a percentage of net sales, cost of sales decreased by 5.0%. Gross margin increased in the 1995 Second Quarter primarily due to higher sales prices as discussed above, increased volume contributing $1,021,000 ($173,000 CDSC), lower labor and overhead costs of $787,000($66,000 CDSC) offset by higher material cost of $561,000 ($443,000
CDSC).

     Selling and administrative expense for the 1995 Second Quarter amounted to $3,986,000, an increase of $1,111,000 or 39.9% from the 1994 Second Quarter. The increase is primarily attributable to wages and benefits of $984,000, of which $949,000 was for profit sharing and management supplemental incentive compensation. As a percentage of net sales, selling and administrative expense increased to 7.9% in the 1995 Second Quarter from 6.8% in the 1994 Second Quarter.

     Interest expense, net, increased in the 1995 Second Quarter by $127,000 or 45.5% from the 1994 Second Quarter. The increase is primarily attributable to higher interest rates. Interest expense, net, as a percentage of net sales was .8% in the 1995 Second Quarter, compared to .7% in the 1994 Second Quarter.

     The tax provision in the 1995 Second Quarter was $501,000, compared to $256,000 in the 1994 Second Quarter. The tax provision includes a partial offset of a net operating loss carryforward for the domestic provision. The final amount of the carryforward was used in the 1995 Second Quarter.

     Net income of $2,232,000 in the 1995 Second Quarter compares to a net income of $483,000 in the 1994 Second Quarter. The increase in net income is primarily attributable to higher gross margins due to increased tonnage volume and higher sell prices offset in part by higher selling and administrative costs and higher interest cost.

RESULTS OF OPERATIONS:
SIX MONTHS ENDED
MARCH 31, 1995
     Net sales for the first six months of 1995 were $88,041,000, an increase of $14,866,000, or 20.3% from the 1994 first six months. The increase in net sales is attributable to increased tonnage volume, amounting to $11,315,000 ($3,159,000 CDSC) and increased sales prices of $3,551,000 ($1,148,000 CDSC).

     Cost of sales for the first six months of 1995 was $76,779,000, an increase of $10,207,000 or 15.3% from the 1994 first six months. The increase is primarily attributable to the increase in volume. As a percentage of net sales, cost of sales decreased by 3.8%. Gross margin increased in the first six months of 1995 primarily due to higher sales prices as discussed above, increased volume contributing $1,628,000 ($375,000 CDSC), lower labor and overhead cost of $735,000 ($259,000 CDSC) offset by higher material cost of $1,177,000 ($680,000
CDSC).

     Selling and administrative expense for the first six months of 1995 amounted to $6,722,000, an increase of $1,519,000 or 29.2% from the first six months in 1994. The increase is primarily attributable to wages and benefits of $1,266,000, of which $1,188,000 was for profit sharing and management supplemental incentive compensation. As a percentage of net sales, selling and administrative expense increased to 7.6% in the first six months of 1995 from 7.1% in the first six months of 1994.

     Interest expense, net, increased in the first six months of 1995 by $234,000, or 42.0% from the first six months of 1994. The increase is primarily attributable to higher interest rates. Interest expense, net, as a percentage of net sales was .9% in the first six months of 1995 compared to .8% in the first six months of 1994.

     The tax provision in the first six months of 1995 amounted to $770,000 compared to $337,000 in the first six months of 1994. The tax provision consists primarily of a provision for foreign taxes because the domestic income tax provision is offset by the expected utilization of a net operating loss carryforward.

     Net income of $2,980,000 for the first six months of 1995 compared to net income of $1,314,000 for the first six months of 1994. Included in the 1994 first six months income is a one-time credit of $813,000 for adoption of SFAS No. 109: Accounting for Income Taxes. The increase in income before change in accounting principle is primarily attributable to higher gross margins due to increased tonnage volume and higher sell prices, offset in part by higher selling and administrative costs and higher interest cost.

LIQUIDITY AND CAPITAL RESOURCES:
     Working Capital at March 31, 1995 was $13,257,000 compared to $10,437,000 at September 30, 1994. The increase is primarily attributable to net income.

     On December 9, 1994, the Company entered into an amendment to its revolving credit agreement with Northern and LaSalle which provides up to $20,000,000 under a revolving credit facility. The revolving credit facility is secured by the Company's accounts receivable, inventories and certain equipment, excluding CDSC's assets, and a first mortgage on the Company's Batavia, Illinois property. Among other things, the restrictive covenants include limits on capital expenditures and a minimum tangible net worth of at least $28,250,000 at September 30, 1995. Additionally, a maximum ratio of total liabilities to tangible net worth is limited to at least 1.8 to 1 at September 30, 1995. Interest on the revolving credit facility is computed at the prime rate and/or a London Interbank Offering Rate (LIBOR) based rate at the option of the Company. Funds available but unused bear interest at the rate of 1/2% per annum.

     On April 28, 1995, the Company's CDSC subsidiary entered into an agreement with NBD Bank, Canada, which provides up to $7,000,000 (U.S.) under a revolving demand credit facility. The facility is unsecured; however, the agreement contains a negative pledge clause. The restrictive covenants in the agreement include a CDSC minimum tangible net worth, computed based on Canadian GAAP, of $10,000,000 (Canadian); a maximum ratio of total liabilities to tangible net worth of 1.2 to 1, and a minimum working capital of $3,000,000 (Canadian). Interest rates for Canadian dollars are at the Canadian prime rate or the Bank's cost of funds plus 1%. Interest rates for U.S. dollars are at the U.S. prime rate or LIBOR based rates.

     In December 1988, BLSC secured $3,600,000 of borrowing by the issuance of Tax Exempt Industrial Revenue Bonds through the Development Authority of Cartersville, Georgia, to partially finance the construction and equipping of the Cartersville plant. The interest rate on the bonds is a weekly interest rate representing the minimum rate of interest which, in the opinion of the Remarketing Agent, would be necessary to sell the bonds in a secondary market. The Company must fund a bond sinking fund for purposes of retiring the bonds. Principal payments of $300,000 are due on each December 1 beginning in the year 2009 and continuing through 2012. Payments of $400,000 are then due on each December 1 through the year 2018.

     In accordance with the loan agreement between BLSC and the Development Authority of Cartersville, Georgia, Northern has issued an irrevocable letter of credit in the amount of $3,852,000. Of this total amount, $3,600,000 is available to pay principal on the Bonds and $252,000 is available to pay interest when it becomes due. Northern has also issued a $775,000 irrevocable letter of credit to support workers compensation insurance reserves.

     At March 31, 1995, the available portion of all revolving credit facilities after adjusting for outstanding letters of credit amounted to $1,273,000. In the aggregate, $64,991,000 of assets are utilized to secure all borrowings.

     During the first six months of 1995, capital expenditures amounted to $951,000 ($97,000 CDSC) compared to $954,000 ($97,000 CDSC) in the first six months of 1994. The Company anticipates spending approximately $2,000,000 for the full 1995 fiscal year, compared to approximately $1,949,000 spent in the 1994 fiscal year. Of the expenditures, BLSC will spend approximately $1,786,000 ($1,651,000 for machinery and equipment and $135,000 for information systems) and CDSC will spend $214,000 for machinery and equipment.

     The Company believes that existing working capital, funds from operations and current and future borrowings will be adequate to meet its anticipated capital requirements.

INFLATION:
     The Company believes that inflation has not had a material adverse effect on its results of operations. The Company has experienced increased costs of hot rolled steel, energy, salaries and benefits and general and administrative expenses, but, for the most part, has been able to either offset such increases through productivity and efficiency gains or pass them through to its customers by increasing sales prices of its products.

PART II

ITEM 5 - OTHER INFORMATION
     On April 28, 1995 the Company's CDSC subsidiary signed a new agreement with NBD Bank, Canada to provide up to $7,000,000(U.S.) under a revolving demand credit facility. Interest rates for U.S. Dollars are at a U.S. prime or LIBOR based rates for maturities of 30, 60 or 90 day periods. Interest rates for Canadian dollars are at the Canadian prime rate or the Bank's cost of funds plus 1% for maturities of 30, 60 or 90 days. The loan is an unsecured loan, however the agreement contains a negative pledge clause. The restrictive covenants in the agreement include a minimum tangible net worth of $10,000,000 (Canadian), a maximum ratio of total liabilities to tangible net worth of 1.2:1 and minimum working capital of $3,000,000 (Canadian).

                BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES


                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        BLISS & LAUGHLIN INDUSTRIES INC.



Date:     May 5, 1995                   By:   s/ George W. Fleck
      ---------------------                   ---------------------------------
                                                  George W. Fleck
                                                  Chief Financial Officer