Form 10-Q
period 1995-06-30
BLISS & LAUGHLIN INDUSTRIES INC /DE
filed 1995-08-11
CIK 842679

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     June 30, 1995                                              0-17362
 ----------------------                                 ---------------------
  For the Quarter Ended                                 Commission File Number


                        BLISS & LAUGHLIN INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                          36-2607304
(State of other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)

                 281 EAST 155TH STREET - HARVEY, ILLINOIS  60426
                    (Address of Principal Executive Offices)

Registrant's Telephone Number                           (708) 333-1220


                                 NOT APPLICABLE
                  (Former name, former address and fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes   X   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.01 par value                               3,969,518 Shares
          Class                                    Outstanding at July 31, 1995

               BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES


                                      INDEX

                                                             PAGE NO.
    PART I.    FINANCIAL INFORMATION:

    Item 1.    Financial Statements -
               Consolidated Balance Sheets
               as of June 30, 1995(Unaudited)
               and September 30, 1994                            3

               Consolidated Statements of Income
               for Three Months and Nine Months Ended
               June 30, 1995 and 1994 (Unaudited)                4

               Consolidated Statements of Cash Flows
               for the Nine Months Ended June 30, 1995
               and 1994 (Unaudited)                              5

               Notes to Consolidated Financial Statements      6-8

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations  9-12


   PART II.    OTHER INFORMATION:

  Items 1-6    Not Applicable

                BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1995 AND SEPTEMBER 30, 1994
                                 (IN THOUSANDS)



ASSETS                                    June 30, 1995      September 30, 1994
- ------                                    -------------      ------------------
                                             (Unaudited)
                                             ----------
CURRENT ASSETS:
  Cash & Cash Equivalents                    $    1,852              $      926
  Accounts Receivable, Net                       22,039                  18,466
  Inventories ( Note 2)                          32,270                  27,255
  Prepaid Expenses & Other                          774                     837
                                             ----------              ----------
TOTAL CURRENT ASSETS                         $   56,935              $   47,484
                                             ----------              ----------
PROPERTY, PLANT & EQUIPMENT, at cost         $   31,296              $   29,875
  Less - Accumulated Depreciation               (14,375)                (13,032)
                                             ----------              ----------
  PROPERTY, PLANT & EQUIPMENT, NET           $   16,921              $   16,843
                                             ----------              ----------
OTHER ASSETS                                 $    3,365              $    3,412
                                             ----------              ----------
                                             $   77,221              $   67,739
                                             ----------              ----------
                                             ----------              ----------

LIABILITIES & STOCKHOLDERS' EQUITY
- ----------------------------------
CURRENT LIABILITIES:
  Revolving Credit (Note 3)                  $   18,500              $   16,550
  Accounts Payable                               15,312                  13,965
  Accounts Payable - Stelco                       1,890                   1,203
  Accrued Liabilities                             5,017                   4,530
  Income Taxes Payable                            1,134                     799
                                             ----------              ----------
     TOTAL CURRENT LIABILITIES               $   41,853              $   37,047

NON-CURRENT RETIREMENT BENEFITS LIABILITY    $    1,948              $    1,959
DEFERRED INCOME TAXES                        $      402              $      411
LONG TERM DEBT (Note 4)                      $    3,600              $    3,600
STOCKHOLDERS EQUITY:  (Note 5)
  Common Stock, Par Value  $.01 Authorized
  6,000,000 Shares; Issued & Outstanding
  3,969,518 At June 30, 1995 and
  September 30, 1994                         $       40              $       40
  Preferred Stock, $1.00 Par Value;
  1,500,000 Shares Authorized
  No Shares Outstanding in 1995 and 1994
  Additional Paid-In Capital, Common Stock       25,229                  25,229
  Retained Earnings                               5,835                     971
  Cumulative Translation Adjustment              (1,686)                 (1,518)
                                             ----------              ----------
TOTAL STOCKHOLDERS EQUITY                    $   29,418              $   24,722
                                             ----------              ----------
                                             $   77,221              $   67,739
                                             ----------              ----------
                                             ----------              ----------


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                             JUNE 30                        JUNE 30
                                                                       1995           1994           1995           1994
                                                                       ----           ----           ----           ----
                                                                                                                RESTATED
                                                                                                                --------
NET SALES                                                           $43,871        $40,685       $131,912       $113,860

COST OF SALES                                                        37,883         36,767        114,662        103,339
                                                                  ---------      ---------      ---------      ---------

  GROSS PROFIT                                                     $  5,988       $  3,918        $17,250        $10,521

SELLING EXPENSES                                                        702            726          2,065          1,994

ADMINISTRATIVE EXPENSES                                               1,888          1,957          7,247          5,891
                                                                  ---------      ---------      ---------      ---------

  OPERATING INCOME                                                 $  3,398       $  1,235      $   7,938     $    2,636

INTEREST EXPENSE, NET                                                  (393)          (339)        (1,184)          (896)

  OTHER INCOME, NET                                                       0              2              1              2
                                                                  ---------      ---------      ---------      ---------

INCOME BEFORE INCOME TAXES                                         $  3,005      $     898      $   6,755     $    1,742

INCOME TAX (PROVISION)                                               (1,122)          (313)        (1,892)          (650)
                                                                  ---------      ---------      ---------      ---------

NET INCOME BEFORE CUMULATIVE
EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE                                                          $  1,883       $    585       $  4,863     $    1,092


CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                                      -              -              -            813
                                                                  ---------      ---------      ---------      ---------

NET INCOME                                                         $  1,883       $    585       $  4,863       $  1,905
                                                                  ---------      ---------      ---------      ---------
                                                                  ---------      ---------      ---------      ---------


PER SHARE DATA
- --------------
NET INCOME BEFORE CUMULATIVE
EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE                                                            $  .47         $  .15        $  1.22         $  .28

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                                      -              -              -            .20
                                                                  ---------      ---------      ---------      ---------


NET INCOME                                                           $  .47         $  .15        $  1.22         $  .48
                                                                  ---------      ---------      ---------      ---------
                                                                  ---------      ---------      ---------      ---------

AVERAGE SHARES OUTSTANDING                                        3,969,500      3,969,500      3,969,500      3,969,500
                                                                  ---------      ---------      ---------      ---------
                                                                  ---------      ---------      ---------      ---------


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 1995                1994
                                                                                 ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:                                                           (RESTATED)
                                                                                                 --------

  Net Income                                                                  $ 4,863             $ 1,905
  Adjustments to Reconcile Net Income to net cash
  provided by operating activities-
    Depreciation                                                                1,371               1,173
    Gain on Sale of Equipment                                                      (2)                 (2)
    Provision For Losses on Accounts Receivable                                   117                  93
  Increase (Decrease) In Prepaid Pension Benefit                                   (7)                 (9)
  (Increase) Decrease in Current Assets -
    Accounts Receivable                                                        (3,765)               (491)
    Inventories                                                                (5,162)                317
    Prepaid Expenses                                                               63                 (61)
  (Increase) Decrease in Other Assets                                              32                  87
  Increase (Decrease) in Current Liabilities-
    Accounts Payable                                                            2,032                (957)
    Accrued Liabilities                                                           500                 978
    Income Taxes Payable                                                          345                (148)
  Increase (Decrease) in Non-Current Retirement Benefit                           (11)                (17)
  Increase (Decrease) in Deferred Income Taxes                                      0                (524)
                                                                              -------             -------
      Net Cash Provided by (Used For) Operating Activities                    $   376             $ 2,344
                                                                              -------             -------
                                                                              -------             -------

CASH FLOWS FORM INVESTING ACTIVITIES:
  Proceeds from Sale of Equipment                                             $     2             $     2
  Property, Plant & Equipment Additions                                       $(1,542)            $(1,440)
                                                                              -------             -------
      Net Cash Used For Investing Activities                                  $(1,540)            $(1,438)
                                                                              -------             -------
                                                                              -------             -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net Borrowing (Payments) Under Revolving Credit Agreement                   $ 1,950             $  (300)
                                                                              -------             -------
      Net Cash Provided by (used in) Financing Activities                     $ 1,950             $  (300)
                                                                              -------             -------
                                                                              -------             -------

EFFECT OF EXCHANGE RATE CHANGES                                               $   140             $   (13)
                                                                              -------             -------
                                                                              -------             -------

NET INCREASE (DECREASE) IN CASH & CASH
EQUIVALENTS                                                                   $   926             $   593

CASH AND CASH EQUIVALENT, Beginning of Period                                 $   926             $   827
                                                                              -------             -------

CASH & CASH EQUIVALENT, End of Period                                         $ 1,852             $ 1,420
                                                                              -------             -------
                                                                              -------             -------



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JUNE 30, 1995 AND SEPTEMBER 30, 1994
                                   (UNAUDITED)

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

     In the opinion of management, all adjustments consisting of normal recurring adjustments necessary to present fairly the consolidated financial position of Bliss & Laughlin Industries Inc. and Subsidiaries as of June 30, 1995, and the consolidated results of operations and consolidated statements of cash flows for the nine months then ended, have been included. The results of operations for this period are not necessarily indicative of the operating results for a full year.

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

(2) INVENTORIES
     Inventories for BLSC are valued at LIFO; inventories at Canadian Drawn Steel Company Inc. ("CDSC") are valued at FIFO. Inventories include the following amounts (In thousands):


                               JUNE 30, 1995          SEPTEMBER 30, 1994

Raw Material                    $16,872                   $14,188
Finished Goods                   18,110                    15,779
LIFO Reserve                     (2,712)                   (2,712)
                                -------                   -------
TOTAL INVENTORIES               $32,270                   $27,255

                                -------                   -------
                                -------                   -------

     The amount of inventory valued at LIFO at June 30, 1995 amounted to $24,061,000 and represents 75% of total inventory.

(3) FINANCING ARRANGEMENTS:
     On December 9, 1994, the Company entered into an amendment to its revolving credit agreement with The Northern Trust Company ("Northern") and LaSalle National Bank (LaSalle) which provides up to $20,000,000 under a revolving credit facility. The revolving credit facility is secured by the Company's accounts receivable, inventories and certain equipment, excluding CDSC's assets, and a first mortgage on the Company's Batavia, Illinois property.
Among other things, the restrictive covenants include limits on capital expenditures and a minimum tangible net worth of at least $28,250,000 at September 30, 1995. Additionally, a maximum ratio of total liabilities to tangible net worth is limited to at least 1.8 to 1 at September 30, 1995. Interest on the revolving credit facility is computed at the prime rate and/or a LIBOR based rate at the option of the Company. Funds available but unused bear interest at the rate of 1/2% per annum.

     On April 28, 1995, the Company's CDSC subsidiary entered into an agreement with NBD Bank, Canada, which provides up to $7,000,000 (U.S.) under a revolving demand credit facility. The facility is unsecured; however, the agreement contains a negative pledge clause. The restrictive covenants in the agreement include a CDSC minimum tangible net worth, computed based on Canadian GAAP, of $10,000,000 (Canadian); a maximum ratio of total liabilities to tangible net worth of 1.2 to 1, and a minimum working capital of $3,000,000 (Canadian). Interest rates for Canadian dollars are at the Canadian prime rate or the Bank's cost of funds plus 1%. Interest rates for U.S. dollars are at the U.S. prime rate or LIBOR based rates at the option of the Company.

     During the first nine months of 1995, the amount of LIBOR loans outstanding averaged $18,094,000 and had interest rates ranging from 6.125% to 7.625%. The interest rate on LIBOR loans outstanding at June 30, 1995, ranged from 7.0625% to 7.44%.

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

     At June 30, 1995 the available portion of all revolving credit facilities after adjusting for outstanding letters of credit amounted to $3,873,000. In the aggregate, $62,748,000 of assets are utilized to secure all borrowings.

(4) LONG TERM DEBT:
     In December 1988, the Company secured $3,600,000 of borrowings by the issuance of Tax Exempt Industrial Revenue Bonds through the Development Authority of Cartersville, Georgia. The interest rate on the bonds is a weekly interest rate representing the minimum rate of interest which, in the opinion of the Remarketing Agent, would be necessary to sell the bonds in a secondary market. The interest rate in the first nine months of fiscal year 1995 ranged from 3.15% to 5.85%; the interest rate in effect at June 30, 1995 was 4.45%. To retire the Bonds, the

Company must fund a bond sinking fund starting in December 2009 and continuing until December 2018, the final maturity date.

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

Below is a summary of both plans as of June 30, 1995:


                                        ISOP               DSOP
                                        ----               ----
Outstanding October 1, 1994           97,000             45,000
Forfeitures                           (4,500)                 -
Outstanding June 30, 1995             92,500             45,000
Exercisable June 30, 1995             92,500             45,000
Available for Grant June 30, 1995     37,500             20,000


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

                BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL:
     The Company recorded net income of $1,883,000 in its third fiscal quarter ended June 30, 1995 compared to net income of $586,000 in the same period last year. The increased income is primarily attributable to higher volume, increased sales prices and continuing cost control.

     Net sales for the third fiscal quarter rose 8% on higher volume and continued strong demand from the machinery and equipment market. Sales were $43,871,000 compared with $40,685,000 a year earlier.

     For the nine months ended June 30, 1995, net income was $4,863,000 compared to net income before unusual items of $1,092,000 in the same period last year.

     In the fourth quarter of fiscal 1994, the Company made an election, effective as of October 1, 1993, to implement the provisions of Financial Accounting Standards Board Number 109: Accounting for Income Taxes. This election required the Company to restate its results for the first quarter of its last fiscal year. The restatement resulted in additional income of $813,000, or $.20 per share, for the cumulative effect of change in accounting principle, and total income of $1,905,000, or $.48 per share, for the nine months ended June 30, 1994.

     Net sales for the nine months ended June 30, 1995 increased by 16% to $131,912,000 from $113,860,000 for the same period in 1994.

RESULTS OF OPERATIONS:
THREE MONTHS ENDED
JUNE 30, 1995
     Net sales for the 1995 Third Quarter were $43,871,000 an increase of $3,186,000, or 7.8% from the 1994 Third Quarter. The increase in net sales is attributable to increased tonnage volume, amounting to $1,454,000 ($460,000
CDSC) and increased sales prices of $1,732,000 ($750,000 CDSC).

     Cost of sales for the 1995 Third Quarter was $37,883,000, an increase of $1,116,000 or 3.0% from the 1994 Third Quarter. The increase is primarily attributable to the increase in volume. As a percentage of net sales, cost of sales decreased by 4.0%. Gross margin increased in the 1995 Third Quarter primarily due to higher sales prices as discussed above, lower labor and overhead costs of $461,000 and increased volume of $256,000 ($61,000 CDSC).

     Selling and administrative expense for the 1995 Third Quarter amounted to $2,590,000, a decrease of $93,000 or 3.5% from the 1994 Third Quarter. As a percentage of net sales, selling and administrative expense decreased to 5.9% in the 1995 Third Quarter from 6.6% in the 1994 Third Quarter.

     Interest expense, net, increased in the 1995 Third Quarter by $54,000 or 15.9% from the 1994 Third Quarter. The increase is primarily attributable to higher interest rates. Interest expense, net, as a percentage of net sales was
 .9% in the 1995 Third Quarter, compared to .8% in the 1994 Third Quarter.

     The tax provision in the 1995 Third Quarter was $1,122,000, compared to $313,000 in the 1994 Third Quarter. The tax provision in the 1994 Third Quarter consists primarily of a provision for foreign taxes because the domestic income tax provision was offset by the expected utilization of a net operating loss carryforward. The final amount of the carryforward was used in the 1995 Second Quarter.

     Net income of $1,883,000 in the 1995 Third Quarter compares to a net income of $585,000 in the 1994 Third Quarter. The increase in net income is primarily attributable to higher gross margins due to higher sell prices, higher tonnage volume and lower operating costs offset in part by higher interest costs and a higher tax provision.

RESULTS OF OPERATIONS:
NINE MONTHS ENDED
JUNE 30, 1995
     Net sales for the first nine months of 1995 were $131,912,000, an increase of $18,052,000, or 15.9% from the 1994 first nine months. The increase in net sales is attributable to increased tonnage volume, amounting to $13,094,000 ($3,619,000 CDSC) and increased sales prices of $4,958,000 ($1,898,000 CDSC).

     Cost of sales for the first nine months of 1995 was $114,662,000, an increase of $11,323,000 or 11.0% from the 1994 first nine months. The increase is primarily attributable to the increase in volume. As a percentage of net sales, cost of sales decreased by 3.9%. Gross margin increased in the first nine months of 1995 primarily due to higher sales prices as discussed above, increased volume contributing $1,884,000 ($436,000 CDSC), lower labor and overhead cost of $1,196,000 ($375,000 CDSC) offset by higher material cost of $1,940,000 ($1,355,000 CDSC).

     Selling and administrative expense for the first nine months of 1995 amounted to $9,312,000, an increase of $1,427,000 or 18.1% from the first nine months in 1994. The increase is primarily attributable to wages and benefits of $1,168,000, of which $1,147,000 was for profit sharing and management supplemental incentive compensation. As a percentage of net sales, selling and administrative expense increased to 7.1% in the first nine months of 1995 from 6.9% in the first nine months of 1994.

     Interest expense, net, increased in the first nine months of 1995 by $288,000, or 32.1% from the first nine months of 1994. The increase is primarily attributable to higher interest rates. Interest expense, net, as a percentage of net sales was .9% in the first nine months of 1995 compared to .8% in the first nine months of 1994.

     The tax provision in the first nine months of 1995 amounted to $1,892,000 compared to $650,000 in the first nine months of 1994. The tax provision in the first nine months of 1994 consists primarily of a provision for foreign taxes because the domestic income tax provision was offset by the utilization of a net operating loss carryforward. The final amount of the net operating loss carryforward was used in the 1995 Second Quarter.

     Net income of $4,863,000 for the first nine months of 1995 compared to net income of $1,905,000 for the first nine months of 1994. Included in the 1994 nine months income is a one-time credit of $813,000 for adoption of SFAS No. 109: Accounting for Income Taxes. The increase in income before change in accounting principle is primarily attributable to higher gross margins due to increased tonnage volume and higher sell prices, offset in part by higher selling and administrative costs and higher interest cost.

LIQUIDITY AND CAPITAL RESOURCES:
     Working Capital at June 30, 1995 was $15,082,000 compared to $10,437,000 at September 30, 1994. The increase is primarily attributable to net income.

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

     At June 30, 1995, the available portion of all revolving credit facilities after adjusting for outstanding letters of credit amounted to $3,873,000. In the aggregate, $62,748,000 of assets are utilized to secure all borrowings.

     During the first nine months of 1995, capital expenditures amounted to $1,542,000 ($169,000 CDSC) compared to $1,309,000 ($131,000 CDSC) in the first nine months of 1994. The Company anticipates spending approximately $2,000,000 for the full 1995 fiscal year, compared to approximately $1,949,000 spent in the 1994 fiscal year. Of the expenditures, BLSC will spend approximately $1,786,000 ($1,651,000 for machinery and equipment and $135,000 for information systems) and CDSC will spend $214,000 for machinery and equipment.

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




                                                BLISS & LAUGHLIN INDUSTRIES INC.



Date:    AUGUST 11,1995                         By:   S/ GEORGE W. FLECK
                                                   --------------------------
                                                         George W. Fleck
                                                     Chief Financial Officer