Form 10-Q/A
period 1995-06-30
BLISS & LAUGHLIN INDUSTRIES INC /DE
filed 1995-11-28
CIK 842679

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     June 30, 1995                                0-17362
------------------------               -----------------------------
For the Quarter Ended                      Commission File Number


                        BLISS & LAUGHLIN INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                             36-2607304
(State of other jurisdiction of               (I.R.S. Employer
incorporation or organization)             Identification Number)

         281 EAST 155TH STREET - HARVEY, ILLINOIS  60426
            (Address of Principal Executive Offices)

Registrant's Telephone Number                            (708) 333-1220


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

                                             Yes __X__   No _____

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


PART II.      OTHER INFORMATION:

 Items 1-6    Not Applicable

               BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1995 AND SEPTEMBER 30, 1994
                                 (IN THOUSANDS)

ASSETS                                     JUNE 30, 1995      SEPTEMBER 30, 1994
                                            (UNAUDITED)
CURRENT ASSETS:
  Cash & Cash Equivalents                     $  1,852             $    926
  Accounts Receivable, Net                      22,039               18,466
  Inventories (Note 2)                          32,270               27,255
  Prepaid Expenses & Other                         774                  837
                                              --------             --------
TOTAL CURRENT ASSETS                          $ 56,935             $ 47,484
                                              --------             --------
PROPERTY, PLANT & EQUIPMENT, at cost          $ 31,296             $ 29,875
  Less - Accumulated Depreciation              (14,375)             (13,032)
                                              --------             --------
  PROPERTY, PLANT & EQUIPMENT, NET            $ 16,921             $ 16,843
                                              --------             --------
OTHER ASSETS                                  $  3,365             $  3,412
                                              --------             --------
                                              $ 77,221             $ 67,739
                                              --------             --------
                                              --------             --------
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving Credit (Note 3)                   $ 18,500             $ 16,550
  Accounts Payable                              15,312               13,965
  Accounts Payable - Stelco                      1,890                1,203
  Accrued Liabilities                            5,017                4,530
  Income Taxes Payable                           1,134                  799
                                              --------             --------
  TOTAL CURRENT LIABILITIES                   $ 41,853             $ 37,047

NON-CURRENT RETIREMENT BENEFITS LIABILITY     $  1,948             $  1,959

DEFERRED INCOME TAXES                         $    402             $    411

LONG TERM DEBT (Note 4)                       $  3,600             $  3,600

STOCKHOLDERS' EQUITY:  (Note 5)
  Common Stock, Par Value $.01 Authorized
  6,000,000 Shares; Issued & Outstanding
  3,969,518 At June 30, 1995 and
  September 30, 1994                          $     40             $     40

  Preferred Stock, $1.00 Par Value;
  1,500,000 Shares Authorized No
  Shares Outstanding in 1995 and 1994
  Additional Paid-In Capital, Common Stock      25,229               25,229
  Retained Earnings                              5,835                  971
  Cumulative Translation Adjustment             (1,686)              (1,518)
                                              --------             --------
TOTAL STOCKHOLDERS' EQUITY                    $ 29,418             $ 24,722
                                              --------             --------
                                              $ 77,221             $ 67,739
                                              --------             --------
                                              --------             --------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

               BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                         JUNE 30               JUNE 30
                                    1995       1994        1995       1994
                                    ----       ----        ----       ----
                                                                    RESTATED
                                                                    --------
NET SALES                          $43,871    $40,685    $131,912   $113,860
COST OF SALES                       37,883     36,767     114,662    103,339
                                   -------    -------    --------   --------
  GROSS PROFIT                     $ 5,988    $ 3,918    $ 17,250   $ 10,521
SELLING EXPENSES                       702        726       2,065      1,994
ADMINISTRATIVE EXPENSES              1,888      1,957       7,247      5,891
                                   -------    -------    --------   --------
  OPERATING INCOME                 $ 3,398    $ 1,235    $  7,938   $  2,636
INTEREST EXPENSE, NET                 (393)      (339)     (1,184)      (896)
                                   -------    -------    --------   --------
  OTHER INCOME, NET                      0          2           1          2
                                   -------    -------    --------   --------
INCOME BEFORE INCOME TAXES         $ 3,005    $   898    $  6,755   $  1,742
INCOME TAX (PROVISION)              (1,122)      (313)     (1,892)      (650)
                                   -------    -------    --------   --------
NET INCOME BEFORE CUMULATIVE
EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE                          $ 1,883    $   585    $  4,863   $  1,092
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                     -          -           -        813
                                   -------    -------    --------   --------
NET INCOME                         $ 1,883    $   585    $  4,863   $  1,905
                                   -------    -------    --------   --------
                                   -------    -------    --------   --------

PER SHARE DATA
--------------

NET INCOME BEFORE CUMULATIVE
EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE                          $   .47    $   .15    $   1.22   $    .28
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                     -          -           -        .20
                                   -------    -------    --------   --------
NET INCOME                         $   .47    $   .15    $   1.22   $    .48
                                   -------    -------    --------   --------
                                   -------    -------    --------   --------
AVERAGE SHARES OUTSTANDING        3,969,500  3,969,500  3,969,500  3,969,500
                                  ---------  ---------  ---------  ---------
                                  ---------  ---------  ---------  ---------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

               BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              1995        1994
                                                              ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:                                  (RESTATED)
-------------------------------------                                  ----------
  Net Income                                                 $ 4,863     $ 1,905
  Adjustments to Reconcile Net Income to net cash
   provided by operating activities-
    Depreciation                                               1,371       1,173
    Gain on Sale of Equipment                                     (2)         (2)
    Provision For Losses on Accounts Receivable                  117          93
  Increase (Decrease) In Prepaid Pension Benefit                  (7)         (9)
  (Increase) Decrease in Current Assets -
    Accounts Receivable                                       (3,765)       (491)
    Inventories                                               (5,162)        317
    Prepaid Expenses                                              63         (61)
  (Increase) Decrease in Other Assets                             32          87
  Increase (Decrease) in Current Liabilities-
    Accounts Payable                                           2,032        (957)
    Accrued Liabilities                                          500         978
    Income Taxes Payable                                         345        (148)
  Increase (Decrease) in Non-Current Retirement Benefit          (11)        (17)
  Increase (Decrease) in Deferred Income Taxes                     0        (524)
                                                             -------     -------
      Net Cash Provided by (Used For) Operating Activities   $   376     $ 2,344
                                                             -------     -------
                                                             -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Proceeds from Sale of Equipment                            $     2     $     2
  Property, Plant & Equipment Additions                      $(1,542)    $(1,440)
                                                             -------     -------
      Net Cash Used For Investing Activities                 $(1,540)    $(1,438)
                                                             -------     -------
                                                             -------     -------
CASH FLOW FROM FINANCING ACTIVITIES:
------------------------------------
  Net Borrowing (Payments) Under Revolving Credit Agreement  $ 1,950     $  (300)
                                                             -------     -------
      Net Cash Provided by (used in) Financing Activities    $ 1,950     $  (300)
                                                             -------     -------
                                                             -------     -------
EFFECT OF EXCHANGE RATE CHANGES                              $   140     $   (13)
                                                             -------     -------
                                                             -------     -------
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS           $   926     $   593
CASH AND CASH EQUIVALENT, Beginning of Period                $   926     $   827
                                                             -------     -------
CASH & CASH EQUIVALENT, End of Period                        $ 1,852     $ 1,420
                                                             -------     -------
                                                             -------     -------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JUNE 30, 1995 AND SEPTEMBER 30, 1994
                                   (UNAUDITED)

(1) CONSOLIDATED FINANCIAL STATEMENTS:
--------------------------------------

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

(2) INVENTORIES
---------------

      Inventories for BLSC are valued at LIFO; inventories at Canadian Drawn Steel Company Inc. ("CDSC") are valued at FIFO. Inventories include the following amounts (In thousands):

                                 JUNE 30, 1995   SEPTEMBER 30, 1994
                                 -------------   ------------------
Raw Material                        $16,872            $14,188
Finished Goods                       18,110             15,779
LIFO Reserve                         (2,712)            (2,712)
                                    -------            -------
TOTAL INVENTORIES                   $32,270            $27,255
                                    -------            -------
                                    -------            -------

      The amount of inventory valued at LIFO at June 30, 1995 amounted to $24,061,000 and represents 75% of total inventory.

(3) FINANCING ARRANGEMENTS:
---------------------------

      On December 9, 1994, the Company entered into an amendment to its revolving credit agreement with The Northern Trust Company ("Northern") and LaSalle National Bank ("LaSalle") which provides up to $20,000,000 under a revolving credit facility. The revolving credit facility is secured by the Company's accounts receivable, inventories and certain equipment, excluding CDSC's assets, and a first mortgage on the Company's Batavia, Illinois property. Among other things, the restrictive covenants include limits on capital expenditures, a minimum tangible net worth(excluding cumulative translation adjustments) of at least $28,250,000 at September 30, 1995 and at all times thereafter, a maximum ratio of total liabilities to tangible net worth is limited to at least 1.8 to 1 at September 30, 1995 and at all times thereafter, and the Company is prohibited from paying cash dividends in an amount that exceeds 25 percent of the Company's net income for the preceding fiscal year. Interest on the revolving credit facility is computed at the prime rate and/or a LIBOR based rate at the option of the Company. Funds available but unused bear interest at the rate of 1/2% per annum.

      On April 28, 1994, the Company's CDSC subsidiary entered into an agreement with NBD Bank, Canada, which provides up to $5,800,000 (U.S.) under a revolving demand credit facility. On March 28, 1995, the agreement was renewed through April 30, 1996, and the available facility was increased to $7,000,000(U.S.). The facility is unsecured; however, the agreement contains a negative pledge clause. The restrictive covenants in the agreement include a CDSC minimum tangible net worth, computed based on Canadian GAAP, of $10,000,000 (Canadian); a maximum ratio of total liabilities to tangible net worth of 1.2 to 1, and a minimum working capital of $3,000,000 (Canadian). Interest rates for Canadian dollars are at the Canadian prime rate or the Bank's cost of funds plus 1%. Interest rates for U.S. dollars are at the U.S. prime rate or LIBOR based rates at the option of the Company.

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

(4) LONG TERM DEBT:
-------------------

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

(5) STOCKHOLDERS' EQUITY:
-------------------------

      On December 15, 1988, the Company sold 704,559 shares of common stock to the public at $10.50 per share. On May 11, 1990, the Company sold 1,559,759 shares of common stock to Stelco Inc. for $12.00 per share. No dividends were declared during the quarter.

(6) STOCK OPTION PLANS:
-----------------------

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

(7) INCOME TAXES:
-----------------

      Effective October 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109: Accounting for Income Taxes. This election required the Company to restate its results for the first fiscal quarter ended December 31, 1993, resulting in additional income of $813,000 or $.20 per share.

(8) TRANSLATION OF FOREIGN CURRENCIES:
--------------------------------------

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

GENERAL:
--------

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

RESULTS OF OPERATIONS:
----------------------
Three Months Ended
------------------
June 30, 1995
-------------

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

RESULTS OF OPERATIONS:
----------------------
Nine months Ended
-----------------
June 30, 1995
-------------

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

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

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

INFLATION:
----------

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



                                        BLISS & LAUGHLIN INDUSTRIES INC.



Date:  November 27, 1995                By:  s/ Paul J. Austgen
       -----------------                     ------------------
                                             Paul J. Austgen
                                             Chief Financial Officer