Form 10-K
period 1995-09-30
BLISS & LAUGHLIN INDUSTRIES INC /DE
filed 1995-12-15
CIK 842679

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended September 30, 1995
                           Commission File No. 0-17362

                        BLISS & LAUGHLIN INDUSTRIES INC.
-------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

          DELAWARE                                  36-2607304
------------------------------------    ------------------------------------
(State or other jurisdiction of         (IRS Employer Identification Number)
incorporation or organization)


281 EAST 155TH STREET         HARVEY, ILLINOIS                           60426
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number including area code:                312/264-1800
                                                                  ------------

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----

Securities registered pursuant to 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of Class)

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

As of November 1, 1995, approximately 1,270,000 shares of Common Stock held by non-affiliates were outstanding and the aggregate market value of such shares of the Common Stock of Registrant was approximately $11,113,000. As of November 1, 1995, 3,969,518 shares of Common Stock were outstanding.

                Documents incorporated by reference:  See page 2.

                      Exhibit index located at pages 63-67


                Contains 136 total pages (including exhibits).

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

PART OF FORM 10-K

PART IV

Item 14 - Exhibits, Financial Statement Schedules      Exhibits as specified in
          and Reports on Form 8-K                      Item 14 of this Report.

     In accordance with rules promulgated by the Securities and Exchange Commission, the information included under the captions "Compensation Philosophy and Compensation Committee Report" and "Company Performance" will not be deemed to be filed or to be proxy soliciting material or incorporated by reference in any prior or future filings by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, unless specifically otherwise provided in any such filing.

                        BLISS & LAUGHLIN INDUSTRIES INC.


                                     PART I

ITEM 1.   BUSINESS.

GENERAL

     Bliss & Laughlin Industries Inc. (the "Registrant" or the "Company"), through its subsidiaries Bliss & Laughlin Steel Company, an Illinois corporation ("BLSC"), and Canadian Drawn Steel Company Inc., a corporation organized under the laws of Canada ("CDSC"), manufactures and markets cold finished steel bars used by various manufacturers for shafting requirements or parts that will be machined for electrical, industrial, automotive and agricultural equipment, machinery and appliances. More than 60% of the Company's net sales in its fiscal year ended September 30, 1995 ("fiscal 1995") were related to products with an end use in the machinery industry. Unless otherwise indicated, as used herein, the term "machinery industry" includes industrial equipment and tools.

     The Company offers the widest range of grades, sizes and shapes of cold finished steel bars in the industry, and believes it is one of the largest producers of these products in the United States. CDSC is one of Canada's largest producers of cold finished steel bars. The Company sells its products to approximately 800 primary customers. The total market for cold finished steel bars is characterized by many very small manufacturers (e.g., screw machine shops) which cannot be directly serviced by the Company due to their small unit requirements. To serve this market the Company has concentrated on serving the steel service center industry which warehouses steel and sells in smaller quantities than the Company. Approximately 50% of the Company's net sales in fiscal 1995 were to steel service centers.

     Based upon fiscal 1995's results, BLSC's share of the United States domestic shipments for cold finished steel bars was approximately 11%.
According to the Company's marketing information, the four largest United States producers -- Republic Engineered Steels, Inc. (formerly LTV Steel) ("Republic"), Nucor Cold Finish, a division of Nucor Corporation ("Nucor"), BLSC, and LaSalle Steel Company, a subsidiary of Quanex Corporation ("LaSalle") -- comprise approximately 50% of the total United States market. Based upon fiscal 1995's results, CDSC's share of the Canadian market is in excess of 34%. Historically, CDSC and Union Drawn Steel Company have shared approximately 70% of the Canadian market.

     The Company's claim of offering the widest range of grades, sizes and shapes of cold finished steel bars in the industry is based on the Company's knowledge of the marketplace and the competitors operating within this market. A comparison of BLSC's product range to that of its competitors shows that the Company offers the widest range of cold finished steel bars in the industry, as follows:

               REPUBLIC                                     NUCOR
               -----------------------------------          ---------------------------------

Rounds:        1/4" through 9"                              3/8" through 3-1/2"
Hexagons:      1/4" through 2-1/2"                          7/16" through 1-7/16"
Squares:       1/4" through 4"                              7/16" through 2"
Flats:         Through 3" thick, through 14" wide           Through 1" thick, through 6" wide
Thermal:       Anneal, Stress Relieve, Normalize            None
Processes:     Drawing, Turning, Grinding                   Drawing, Turning, Grinding


               BLSC                                         LASALLE
               --------------------------------------       ----------------------------------

Rounds:        3/16" through 9-1/4"                         1/4" through 7"
Hexagons:      1/4" through 4"                              1/4" through 4"
Squares:       1/4" through 6"                              1/4" through 4"
Flats:         Through 4" thick, through 14-5/8" wide       Through 3" thick, through 12" wide
Thermal:       Anneal, Stress Relieve, Normalize            Anneal, Stress Relieve
Processes:     Drawing, Turning, Grinding                   Drawing, Turning, Grinding


     The Company's manufacturing facilities are located in Harvey and Batavia, Illinois; Medina, Ohio; Cartersville, Georgia and Hamilton, Ontario, Canada. The Company has manufacturing operations located in each of the principal regional markets for cold finished steel bars in the United States.

     The name "Bliss & Laughlin" has been associated with the production of high quality cold finished steel bars for over 100 years. Organized as a partnership in 1891, the Company's operations were reorganized in 1919 as a corporation known as "Bliss & Laughlin, Incorporated." That corporation changed its name several times and after 1982 was known as "AXIA Incorporated" ("AXIA"). Prior to October 1984, AXIA manufactured and sold cold finished steel bars through its Bliss & Laughlin Steel division.

     In October 1984, substantially all the assets and certain liabilities of the Bliss & Laughlin Steel division of AXIA were transferred to BLSC, then a wholly-owned subsidiary of AXIA, and 81% of BLSC's common stock was purchased by the senior management of that division in a leveraged acquisition. In October 1987, AXIA's remaining debt and equity interests in BLSC were redeemed in full by BLSC.

     Bliss & Laughlin Industries Inc. is a holding company incorporated in Delaware in November 1988 in connection with a 400-for-1 share exchange (the "Share Exchange") with the former shareholders of its subsidiary, BLSC. In December 1988, 850,000 shares of the Company's Common Stock were publicly sold at $10.50 per share. Of these shares, 145,441 shares were sold by current stockholders and 704,559 shares were sold by the Company. Net proceeds realized from the sale by the Company were approximately $6,500,000. These proceeds were used to retire a portion of the Company's then bank revolving line of credit.

     In May 1990, the Company sold 1,559,759 newly issued shares of its Common Stock at a price of $12 per share for a total purchase price of $18,717,108 to Stelco Inc. ("Stelco"), a major Canadian steel company. The Company, through a subsidiary, simultaneously purchased substantially all the assets (except accounts receivable) of Stelco's Canadian Drawn Steel Company business unit ("Canadian Drawn") for an aggregate purchase price of $12,393,048. The remaining $6,324,060 of proceeds from the transaction was utilized by the Company to reduce its bank debt. The Company has conducted the business of Canadian Drawn, through its Canadian subsidiary, in substantially the same manner as it was conducted by Canadian Drawn prior to the consummation of the above transactions.

     The Company entered into an Agreement and Plan of Merger dated as of September 16, 1995 (the "First Merger Agreement") with BRW Steel Corporation ("BRW") and B&L Acquisition Corporation ("Merger Sub"). Subsequently, as of October 4, 1995, the Company entered into an Amended Agreement and Plan of Merger dated as of October 4, 1995, which was further amended on October 18, 1995 (the "Merger Agreement") with BRW and Merger Sub, pursuant to which, among other things, (i) Merger Sub will be merged with and into the Company, with the Company being the Surviving Corporation in the merger (the "Merger"), and (ii) each outstanding share of Common Stock of the Company (the "Common Stock"), except for certain shares, will be cancelled and converted into the right to receive $9.50 in cash, without interest (the "Merger Consideration"). BRW has advised the Company that, in connection with the Merger, BRW is contemplating a holding company structure pursuant to which it would become a wholly owned subsidiary of such newly formed holding company. For additional information relating to the ownership structure of BRW, see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- Proposed Merger" under Item 13 of this Report.

     The Company has set December 19, 1995 as the record date for the determination of Stockholders of the Company who are entitled to notice of, and to vote at, the Special Meeting of Stockholders of the Company called for January 18, 1996, to consider and vote upon the Merger Agreement and the transactions contemplated thereby, and at any postponement or adjournment thereof. The Company presently intends on December 21, 1995 to mail to its Stockholders of record as of December 19, 1995 the Company's definitive proxy soliciting material for such Special Meeting of Stockholders. The closing of the Merger is currently scheduled to be held on or before January 31, 1996, provided that the Company's Stockholders approve the Merger by the requisite number of votes and BRW obtains its proposed financing for the Merger. See
Item 13 of this Report for additional information concerning the Merger Agreement and the transactions contemplated thereby, including other agreements made in connection therewith.

     The address of the Company's principal executive office is 281 East 155th Street, Harvey, Illinois 60426, and its telephone number is (312) 264-1800. Unless otherwise indicated, all references herein to the "Company" relate to Bliss & Laughlin Industries Inc. and its subsidiaries, BLSC and CDSC.

BUSINESS STRATEGY

     The Company follows a long established business strategy that seeks to capitalize on the Company's competitive strengths: production and distribution of the widest range of products in the cold finished steel bar industry; emphasis on sales of higher-margin specialty products; continued penetration of the steel service center market; geographic proximity of plants to customers and suppliers; efficiency gains through increased productivity and the use of technologically advanced equipment; and the development of a world class quality standard of performance based on a system of continuous improvement. The Company is not able to quantify costs which result from its business strategy because it is fundamental to all aspects of the Company's business.

     RANGE OF PRODUCTS

     The Company offers the widest range of grades, sizes and shapes of cold finished steel bars in the industry, including higher-margin specialty products, such as thermally-treated steel products. Production of large cold finished steel bars requires greater technical skill and more sophisticated and costly manufacturing equipment than production of standard size bars.
For most of these specialty products, the Company has only two or three domestic competitors, and in some instances the Company is the sole domestic producer of such specialty products. The Company believes that its specialty products permit increased access to the steel service center market.

     STEEL SERVICE CENTER MARKET

     The Company intends to continue emphasizing sales to steel service centers, which represent a growing market for cold finished steel bars in both Canada and the United States. Steel service centers are wholesalers of steel products which resell such products to various end users. The Company currently maintains the most commonly used cold finished steel bar items in its inventory. This inventory, together with the Company's ability to produce the widest range of grades, sizes and shapes of cold finished steel bars in the industry, enables the Company to fill almost any order. This capability in both the United States and Canadian plants has enabled the Company to increase its sales of both standard and specialty products and to attain significant market share in the steel service center market in the United States and Canada. Steel service centers accounted for a substantial portion of the Company's shipments: approximately 50% in the United States and 47% in Canada. See "Business -- Marketing and Distribution."

     GEOGRAPHIC MARKETS

     Although the Company ships its products throughout the United States and Canada, the Company believes that proximity of plants to customers and suppliers is a key competitive factor in the industry. Close geographic proximity results in reduced shipping costs and quicker delivery of customer orders. The Company currently focuses its marketing efforts in regional markets which represent a substantial majority of the demand for cold finished steel bars in the United States and Canada. The Chicago area, where the Company maintains a supporting inventory of finished products and has two plants, has been for many years the center for the central warehouses of the major steel service companies. The Ohio plant is strategically located in the center of the machined parts industry and is a strong supplier to that industry. The Georgia facility is positioned in the center of a strong and growing southeastern service center and automotive parts market. The
Hamilton, Ontario plant is positioned in the major steel consuming market of Canada. For information regarding export sales and amounts of net sales, and identifiable assets attributable to the Company's geographic areas, see Note
16 of Notes to Consolidated Financial Statements.

     EFFICIENCY GAINS AND IMPROVED COSTING

     The Company's capital equipment is among the most sophisticated in the industry and is continually being upgraded. Particular attention has been given to upgrading mechanical handling systems so that product is automatically conveyed on transfer tables from process to process rather than being transported by overhead cranes. During fiscal 1994 the Company started a number of capital projects in the Harvey, Illinois plant that upon completion in fiscal 1996 will reduce its manufacturing costs.


     During fiscal 1993 the Company started two major projects to maximize the efficient use of its capital assets and to direct its efforts to the most favorable combination of products and customers. The first project is a new Business Operating System which will provide a state-of-the-art system for complete enterprise resource planning and control. The system uses the most modern technology available and tightly integrates most elements of business.
In practice, the whole process from the quotation of an order to its final shipment can be handled with minimal paper and coordinated with thousands of other orders in process. Most other business functions such as accounting, human resources, engineering and distribution are overlaid and integrated with the system. The result is a complete system providing instant access to information, faster decision making, improved production control and efficiency, better inventory coverage and utilization and substantial improvement in responding to customers' needs and expectations.

     In fiscal 1994 the Company completed several phases of the new Business Operating System including the corporate financials, general ledger and accounts payable systems. Also, portions of the purchasing system have been completed and integrated with accounts payable, resulting in better cost control and efficiencies. Other modules scheduled for completion in fiscal 1996 include order entry to manufacturing, completion of the purchasing system, an order entry/receivables system and a bar code data collection system. The projects completed in fiscal 1994, and those in progress in fiscal 1995 and planned for completion in fiscal 1996, have and will be mostly completed with Company personnel.

     The second of these projects is an Activity-Based Costing ("ABC") system which will replace a standard cost system. The new system provides much more highly refined and pin-pointed cost data. It identifies activities to design, manufacture and deliver product and then applies costs to each activity through appropriate assignments. It measures resource consumption by tracking costs to products and customers and results in a powerful tool to isolate problems and opportunities within the product and customer mix. The ABC system will integrate with the Business Operating System.

     In fiscal 1994 the ABC system modeling was completed for the Harvey, Illinois plant. During fiscal years 1994 and 1995, the ABC system pin-pointed and helped the Company achieve manufacturing cost reductions as well as increased margins. The model analysis resulted in the development of a comprehensive cost reduction program. Cost reductions have been achieved in fiscal 1995 through automation of material handling systems as well as process and tooling improvements. In addition, the ABC system generated modifications to the inventory control system which will generate an inventory reduction.


COLD FINISHED STEEL BARS

     Cold finished steel bars are a high quality processed steel used in machined and shafting products that require superior straightness, tolerance, finish and mechanical properties. Cold finished steel bars are produced from hot rolled steel bars and steel coils by a process which cleans (descales), draws and straightens the raw material and cuts it to specific lengths.


     There are four characteristics of cold finished steel bars which distinguish the product from other steel bars. These characteristics are (1) a smooth and shiny surface or finish; (2) uniform shape, with close size tolerance; (3) superior strength; and (4) machinability.

     The primary end use market for the cold finished steel bars produced by the Company is the machinery industry. The end users of the Company's cold finished steel bars incorporate the bars in a wide range of products used in a broad spectrum of the economy. These products are found in electrical and non-electrical machinery of all types and are also used in automotive and agricultural markets. In the machinery industry, the Company's products are used in the manufacture of gears, power shafts, base plates, guides, jigs, fixtures and hydraulic cylinders. In the automobile, truck, tractor and off-road vehicle industries, the Company's products are used in spark plugs, steering gears, shock absorbers, starter motors and alternators, and a variety of other parts. In the agricultural market, products incorporating cold finished steel bars are used in power transmission shafts and fluid power mechanisms that control and drive equipment.


PRODUCTS

     Cold finished steel bars are generally classified by finish, with subclassifications based on shape and size. The Company believes that it offers the widest range of sizes and shapes in the cold finished steel bar industry. The shapes and sizes of bars produced by the Company include round bars from 3/16 inch to 9-1/4 inches in diameter; square bars from 1/4 inch to

6 inches square; flat bars from 3/8 inch to 4 inches thick and from 1 inch to 14-5/8 inches wide; and hexagonal bars from 1/4 inch to 4 inches.

     The four basic classes of cold finished steel bars are (1) cold drawn;
(2) turned and polished; (3) turned, ground and polished; and (4) drawn, turned, ground and polished. The following is a description of the cold finished steel bar products produced by the Company, along with the typical uses of such products:

     COLD DRAWN steel bars are hot rolled bars which are descaled by bombarding the surface with hardened steel shot ("shot blasting"); drawn (pulled) through a tungsten carbide die (which compresses the surface, elongates the bar and renders it smooth and shiny); and straightened and cut to length. Typical uses of these bars include machining applications, automotive and appliance shafts, screw machine parts and machinery guides.

     TURNED AND POLISHED steel bars are produced by removing the surface of hot rolled steel bars with a revolving cutting tool (the turning process), then rotating the turned bar through rollers that straighten and polish the surface. These bars are typically used in induction hardened parts and spline shafts.

     TURNED, GROUND AND POLISHED steel bars are produced in the same manner as turned and polished steel bars, with the addition of a grinding process which improves the surface to very close tolerances. These bars are used principally in precision shafting.


     DRAWN, TURNED, GROUND AND POLISHED steel bars are produced in the same manner as turned, ground and polished steel bars, with the addition of a drawing process for physical strength and machinability. These bars are typically used in chrome plated hydraulic cylinder shafts.

     The Company also thermally treats both cold finished steel bars and hot rolled steel bars. The Company's thermally treated steel products include stress relieved products such as FIRE-BAR-Registered Trademark-, a proprietary product offering high strength combined with machinability.


COMPETITION

     The Company competes primarily on the basis of price, quality and customer service, including prompt shipment of orders. There is intense competition in the markets for most of the Company's products. The Company's United States competitors include Republic and diversified domestic corporations having substantially greater assets than the Company, some of which are a division or subsidiary of steel companies which also produce hot rolled products, including Nucor Corporation and Quanex Corporation. The Company's Canadian competitors include Union Drawn Steel Company and Laurel Steel Inc.

     The Company also competes in the United States with foreign producers of cold finished steel bars who have generally been unable to establish a significant domestic market presence due to the increasing use in the United States of low cost continuous cast raw material in the production of commodity cold finished bars. This is demonstrated by the fact that, although in the United States cold finished steel bar imports constituted approximately 13% of domestic consumption during 1995 (a decrease from 22% in 1985), in Canada such imports constituted approximately 35% of domestic consumption (an increase from 15.8% in 1985). There can be no assurance, however, that economic changes will not result in increased foreign competition in the Company's United States and Canadian markets.


RAW MATERIALS AND SOURCES OF SUPPLY

     The Company believes it is among the largest United States and Canadian purchasers of hot rolled steel bars (the principal raw material used in the manufacture of cold finished steel bars) for use in the manufacture of cold finished steel bars. Raw materials are currently available from a number of suppliers in North America. The Company has not experienced any shortages or significant delays in delivery of raw materials. Historically, hot rolled bars have been readily available in North America from a large number of suppliers, principally basic steel mills and mini-mills, and the Company believes that adequate supplies will continue to be available. During fiscal 1995, the Company purchased approximately 246,000 tons of hot rolled bars from approximately 52 suppliers. Imported steel bars accounted for approximately 18% of the Company's United States steel bar purchases in the past fiscal year. The price of most hot rolled bars is primarily dependent upon the price of scrap steel and alloy additives, which are subject to cyclical price fluctuations.

     The Company's manufacturing processes are not energy intensive, and for fiscal 1995, total energy costs for the Company were less than 2% of its cost of sales.


MARKETING AND DISTRIBUTION

     During fiscal 1995, the Company sold cold finished steel bars to approximately 800 primary customers in the United States and Canada. The Company's products are shipped to customers primarily by common carrier truck, with the customer paying shipping charges. Customer orders are directed to the Company's distribution facilities at its Harvey, Illinois; Medina, Ohio; Cartersville, Georgia; and Hamilton, Ontario locations. The Company's products are marketed by Company salespersons and independent sales agents. Sales of the Company's products are not seasonal.

     The Company's customers include both manufacturers and steel service centers. Steel service centers are wholesalers of steel products that resell the products to various end users. Steel service centers represent a growing market in both the United States and Canada for cold finished steel bars, in large part because of the rising inventory costs experienced by the end users of these products. Between 1984 and 1995, the percentage of total tonnage of the Company's products shipped to steel service centers in the United States increased from approximately 32% to approximately 50%. Steel service centers are also the principal purchasers of the Company's higher-margin specialty products in both the United States and Canada.

     The five largest customers of the Company accounted for less than 25% of the Company's total sales in fiscal 1995. The loss of any of these accounts could have an adverse effect on the Company's operations.


EMPLOYEES

     As of September 30, 1995, the Company had 474 full-time employees, of whom 141 were salaried and 333 were hourly. All production employees at the Company's Harvey, Illinois facility are covered by a collective bargaining agreement expiring on November 30, 1998. All production employees at the Company's Medina, Ohio facility are covered by a separate collective bargaining agreement expiring in October 1997, and all hourly employees at the Company's Hamilton, Ontario facility are covered by a collective bargaining agreement that expires on July 31, 1996. The production employees at the Company's Batavia and Cartersville facilities are non-union. The Company believes that its employee relations are good.


PATENTS, TRADEMARKS AND TRADE NAMES

     The Company maintains two patents and several trademarks and trade names, none of which are material to the Company's business. The loss of any or all of these patents, trademarks and trade names would not have a material adverse effect on the Company's business.


BACKLOG

     The Company's backlog of orders scheduled for future delivery within six months was approximately $39,700,000 as of September 30, 1995, as compared to approximately $48,900,000 as of September 30, 1994. The Company believes that backlog is not a significant factor in its business. The Company estimates that substantially all of the September 30, 1995 backlog will be shipped by March 31, 1996.


ENVIRONMENTAL MATTERS

     In August 1995, BLSC received a request for information from the U.S. Environmental Protection Agency ("EPA") pursuant to section 104(e) of CERCLA with respect to a federal investigation and potential remediation of two hazardous waste treatment sites in Kansas City, Kansas and Kansas City, Missouri. In 1985, BLSC shipped ten capacitors from its Harvey, Illinois facility to these sites for disposal. These capacitors held approximately 88 gallons of oil that may have contained polychlorinated biphenyls. At this time, BLSC has not received any further correspondence from the EPA and has not been named as a potentially responsible party under CERCLA at either of these sites; however, there can be no assurance at this time that further action by the EPA will not occur. The Company has not estimated the amount of liability it may incur in connection with this disposal. The Company understands that the EPA has identified approximately 1,300 customers of these treatment sites, which operated for several years. The Company does not believe that BLSC's exposure to material expenditures is substantial.

     The domestic steel industry is subject to a broad range of Federal and State and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes, and the health and safety of employees. CDSC, the Company's Canadian subsidiary, is also subject to Canadian federal, provincial, regional and municipal environmental laws and regulations. The Company believes it is currently in substantial compliance with all applicable material environmental laws and regulations and does not anticipate any substantial additional capital expenditures for environmental control facilities in the near future. However, there can be no assurance that the Company will not be required to incur significant costs related to environmental compliance that could have a material adverse effect on the Company's financial condition and results of operations.

     Some of the steel processing operations presently conducted by BLSC commenced over 100 years ago by the predecessor of BLSC and included properties which over the years were sold by BLSC's predecessors. Given the nature and geographic diversity of its current and its predecessors' former operations, it is possible that claims could be asserted against BLSC or the Company in the future based upon current property ownership of BLSC or the Company and by historical operations by its predecessors. However, BLSC has received an indemnification from the former owner and operator of such properties for certain environmental claims or liabilities relating to activities at BLSC's Harvey and Batavia, Illinois, and Medina, Ohio properties prior to October 23, 1984, when BLSC succeeded to ownership of such properties, and for certain environmental claims or liabilities relating to such properties that were sold by BLSC's predecessors. There can be no assurance that such former owner and operator will meet its obligations under the indemnification arrangements or that there will not be future contamination for which the Company might be fully liable and that may require the Company to incur significant costs that could have a material adverse effect on the Company's financial condition and results of operations.

CREDIT AGREEMENTS

     On January 28 and December 9, 1994, the Company entered into amendments to its Revolving Credit Agreement with The Northern Trust Company ("Northern") and LaSalle National Bank ("LaSalle Bank") (collectively the "Lenders") that provides the Company with up to $20,000,000 under a revolving credit facility. Under the Agreement, the Company may borrow an amount (subject to the lending limit) equal to the sum of 80 percent of eligible accounts receivable and 50 percent of eligible inventory. Advances of credit under the credit facility are payable on January 26, 1996.

     While the Company believes that its future financing needs will be provided by BRW if the Merger is consummated, in the event the Merger is not consummated by January 26, 1996, or thereafter, the Company believes that it could continue or renew its existing revolving credit facilities, or replace them, on similar terms.

     The interest on the revolving credit facility is computed at either Northern's prime rate and/or LIBOR based rates (the London interbank offering rate) at the option of the Company. Interest is payable monthly for advances at the prime rate, or at the end of a 30-, 60- or 90-day period for advances at LIBOR based rates. Funds available, but unused, bear interest at 1/2 percent per annum.


     Debt outstanding under the credit facility is collateralized by accounts receivable, inventory and equipment of the Company, excluding the assets of CDSC, and a first mortgage on the Company's Batavia, Illinois property. The restrictive covenants imposed by the credit facility require, among other things, the Company, on a consolidated basis, to limit capital expenditures in any fiscal year to $3,500,000 and maintain at all times a ratio of total liabilities to tangible net worth not in excess of 1.8:1 from September 30, 1995 and at all times thereafter and a minimum tangible net worth (excluding cumulative translation adjustments) of at least $28,250,000 from September 30, 1995 and at all times thereafter. Under the terms of such financing agreements, the Company is prohibited from paying cash dividends in an amount that exceeds 25 percent of the Company's net income for the preceding fiscal year.

     In December 1988, the Company secured $3,600,000 of borrowing by the issuance of tax exempt industrial revenue bonds through the Development Authority of Cartersville, Georgia. For information regarding the terms and maturity date of the bonds see Note 6 of Notes to Consolidated Financial Statements. The proceeds from the sale of these bonds have been used to partially fund the construction and equipping of the Company's manufacturing plant in Cartersville. In accordance with the loan agreement between BLSC and the Development Authority of Cartersville, Northern (which replaced Bayerische Vereinsbank A/G in December 1991) has issued an irrevocable letter of credit in the amount of $3,852,000. Of this total amount, $3,600,000 will be available to pay the principal on these bonds and $252,000 (210 days at a rate of 12 percent) is available to pay interest when it becomes due on these bonds. The Company and Northern have entered into a Letter of Credit Reimbursement Agreement. As a result, the full amount of $3,852,000 reduces the maximum amount currently available from the Lenders under the Company's revolving credit facility to $16,148,000. Pursuant to the Letter of Credit Reimbursement Agreement with Northern, the Company has agreed to pay Northern an amount equal to all amounts drawn under the letter of credit on the day on which a drawing is paid plus interest on all amounts owed by the Company from the date such amounts are due and payable until payment thereof in full, at a fluctuating interest rate per annum equal to Northern's reference rate (prime rate) plus 1.75 percent. There have been no amounts drawn under this letter of credit. The letter of credit must be renewed on an annual basis in December of each year and Northern charges an annual fee of 7/8 of 1 percent for the letter of credit payable quarterly in arrears.

     The Company has a workers compensation insurance program based upon a deductible program. In accordance with the program, Northern issued an irrevocable letter of credit to the Hartford Fire Insurance Company in December 1993 for $666,000. In November 1994 this letter of credit was increased to $775,000. The full amount of all letters of credit issued by Northern, or $4,627,000, reduces the maximum amount available under the revolving credit line.

     On April 28, 1994, the Company's CDSC subsidiary entered into an agreement with NBD Bank, Canada ("NBD"), which provided up to $5,800,000 (U.S.) under a revolving demand credit facility. On March 28, 1995, the agreement was renewed through April 30, 1996, and the available facility was increased to $7,000,000 (U.S.). The facility is unsecured; however, the agreement contains a negative pledge clause which prohibits CDSC from encumbering its assets to secure any other indebtedness, excepting specific liens that are limited to the property financed by the lienholder. The restrictive covenants in the agreement include a CDSC minimum tangible net worth, computed based on Canadian GAAP, of $10,000,000 (Canadian), a maximum ratio of total liabilities to tangible net worth of 1.2 to 1, and a minimum working capital of $3,000,000 (Canadian). Also, under the agreement, NBD must approve all mergers, acquisitions or changes in ownership. Interest rates for Canadian dollars are at the Canadian prime rate or the NBD's cost of funds plus 1%. Interest rates for U.S. dollars are at the U.S. prime rate or LIBOR based rates.

     The Company is in full compliance with all covenants of each credit agreement.

     During fiscal 1995, the Company's liquidity improved due to its profitability. The Company's capital expenditures were slightly higher than its depreciation in fiscal 1995, and this pattern is expected to continue in fiscal 1996. The Company believes that its existing credit facilities, as continued, renewed or replaced, will be more than adequate for fiscal 1996.

ITEM 2.   PROPERTIES.

     The Company's principal executive office, along with its largest manufacturing facility, is located in Harvey, Illinois, approximately 20 miles south of Chicago. The Harvey facility consists of 24,000 square feet of office space and 307,000 square feet of manufacturing and storage space on a 12 acre site. The Company operates four additional manufacturing facilities, one in each of the following locations: Medina, Ohio; Batavia, Illinois; Cartersville, Georgia; and Hamilton, Ontario, Canada. The Medina facility consists of 126,000 square feet of manufacturing, storage and office space on an 11 acre site approximately 30 miles south of Cleveland. The Batavia facility consists of 41,000 square feet of enclosed manufacturing and office space. The Batavia facility also includes an additional 20,000 square feet of roof-covered but unenclosed space which is used for storage of hot rolled steel coils. The Batavia facility is located on a five acre site approximately 45 miles west of Chicago.

     During fiscal 1989, the Company completed the construction and equipping of a 92,000 square foot manufacturing facility on a 16 acre site in Cartersville, Georgia, approximately 40 miles north of Atlanta. Total capital expenditures for constructing and equipping the Cartersville facility were approximately $6,731,000.

     Financing for the purchase, construction and equipping of the Cartersville facility was partially provided for by $3,600,000 from the issuance of tax exempt industrial revenue bonds through the Development Authority of Cartersville, Georgia and by the Company's line of credit.

     The Hamilton, Ontario facility, which was purchased by the Company from Stelco in May 1990, consists of 135,000 square feet of manufacturing and office space on a five-acre site in southwest Hamilton.

     The Company believes that its five operating facilities contain some of the most sophisticated equipment in the cold finished steel bar industry. The Company's equipment includes high capacity computer controlled machines that result in operating efficiencies, including what it believes to be the largest capacity straightener-polisher and one of the largest coil-to-bar machines (which draws bars from steel coil) in the industry, the latter of which is believed to produce the largest range of sizes of cold finished steel bars in the industry. The Company also has a 650,000 pound drawbench, believed to be the largest in the industry, which can draw round bars up to 6 inches in diameter. In addition, the Company's five operating facilities contain shipping, mobile and mill cranes, furnaces, blasters, drawbenches, automatic bar makers, turning mills, saws, shears, straighteners, grinders, polishers and other equipment used in the production of cold finished steel bars.

     The Company believes that the production capacity of its five existing plants is approximately 360,000 tons per year, based upon the Company's current product mix. The Company believes that its facilities are generally sufficient to meet its present and foreseeable business needs.

     All of the Company's real property and production facilities are owned by the Company. The Company's equipment is subject to a security agreement. See "Business -- Credit Agreements" and Note 6 of Notes to Consolidated Financial Statements. The Cartersville real property is subject to a first mortgage that was granted by the Company in connection with borrowings made pursuant to the issuance of the tax exempt industrial revenue bonds.

ITEM 3.   LEGAL PROCEEDINGS.

     The following matters have arisen out of or in connection with the Merger Agreement and the bidding process relating thereto.

     STELCO LAWSUIT

     On September 22, 1995, Stelco (which owns 1,598,759 shares of Common Stock or approximately 40.3% of the outstanding shares of Common Stock of the Company) filed a lawsuit in the United States District Court for the Northern District of Illinois, No. 95 C 5426 (the "Stelco Lawsuit"), against certain present and former officers and key employees of the Company, certain of their spouses and trustees of certain trusts established for the benefit of their families (collectively the "Option Agreement Stockholders") for various relief relating to a Right of First Refusal and Standstill Agreement dated as of May 11, 1990, among the Option Agreement Stockholders, the Company and Stelco (the "First Refusal Agreement"). The Option Agreement Stockholders collectively own 1,520,759 shares of Common Stock (approximately 38.3% of the outstanding shares of Common Stock). Pursuant to the First Refusal Agreement, on September 16, 1995, the Option Agreement Stockholders gave notice jointly to Stelco of their desire to transfer all their shares of Common Stock of the Company to Merger Sub pursuant to a Stock Option Agreement dated as of September 16, 1995 among the Option Agreement Stockholders, BRW and Merger Sub (the "First Option Agreement") and the First Merger Agreement. Under the First Option Agreement, subject to certain conditions, the Option Agreement Stockholders granted to Merger Sub an irrevocable option to purchase an aggregate of 774,059 shares of Common Stock (approximately 19.5% of the outstanding shares of Common Stock) (the "Optioned Shares") beneficially owned by the Option Agreement Stockholders. Subsequently, the parties to the First Option Agreement entered into an Amended Stock Option Agreement dated as of October 4, 1995, as further amended as of October 18, 1995 (the "Option Agreement") with respect to the same Optioned Shares. For additional information concerning the Merger, the Merger Agreement and the Option Agreement, see Items 1, 12 and 13 of this Report.

     The Company was not named as a defendant in the Stelco Lawsuit. Stelco's motion for a temporary restraining order was denied on September 22, 1995. Thereafter, the Option Agreement Stockholders withdrew the notice that they had previously given and provided the information that Stelco had requested. The Stelco Lawsuit was dismissed without prejudice and with the consent of the Option Agreement Stockholders on December 6, 1995. On November 30, 1995, the Option Agreement Stockholders gave a notice jointly to Stelco of their desire to transfer all their shares of Common Stock to Merger Sub pursuant to the Option Agreement and the Merger Agreement and Stelco did not exercise its right to purchase such shares within the time period specified in the First Refusal Agreement. Stelco has not advised the Company how it intends to vote its shares of Common Stock in connection with the Merger.

     DELAWARE LAWSUIT

     On September 29, 1995, before the Company announced that it had reached agreement with BRW on the Merger at $9.50 per share, Robert Strougo, an alleged stockholder, filed a complaint, purportedly on behalf of himself and all other stockholders of the Company, in the Court of Chancery of the State of Delaware in and for New Castle County, Civil Action No. 14587 (the "Delaware Lawsuit"), against the Company and each member of the Company's Board of Directors. The Delaware Lawsuit originally claimed, among other things, that the First Merger Agreement at $7.75 per share, which was publicly announced on September 18, 1995, was unfair to the Company's stockholders, that the First Merger Agreement was being advanced through unfair procedures, and that the individual directors had not sought to maximize stockholder value, thus breaching their fiduciary duties to the Company's stockholders, in approving the First Merger Agreement. The complaint also suggested that an $8.25 offer received by the Company from International Metals Acquisition Corporation was inadequate. On October 20, 1995, the plaintiff amended the complaint to attack the Merger as currently structured on the same grounds as alleged in the original complaint, and on the additional ground that the directors had breached their fiduciary duty by agreeing to the termination fee provision in the Merger Agreement. The plaintiff seeks injunctive relief against the Merger and unspecified damages.

     The directors of the Company believe they have meritorious defenses to the lawsuit and intend to defend the lawsuit vigorously. While the Company and its directors believe strongly that the plaintiff will be unsuccessful in gaining any form of relief, there can be no assurance that the court will not grant relief, including damages. Moreover, it is currently not possible to estimate reasonably the amount of any such damages.

     OTHER

     A bidder stated through its legal counsel that it may consider filing suit to enjoin the Merger and/or to seek damages on account of certain provisions of the Merger Agreement and the Company's actions during the bidding process. This bidder since has stated that it does not intend to pursue acquisition of the Company at this time. In addition, BRW has alleged that the Company has breached certain provisions of the Merger Agreement and that it is reserving its rights with respect thereto. The Company and its directors deny that they have done or have failed to do anything to breach the Merger Agreement or which could be actionable by such bidder, but there can be no assurance that, in the event such bidder or BRW were to pursue legal action with respect to their allegations, a court would not grant relief, including damages. It is currently not possible to estimate reasonably the amount of any such damages.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended September 30, 1995.

                                     PART II


ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     The Company's shares of Common Stock are traded on the NASDAQ National Market (the "NASDAQ NM") under the symbol "BLIS." The following table presents quarterly high and low bid quotations of the shares of Common Stock as reported on the NASDAQ NM. These quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                            PRICES
                                                       ----------------
                                                           RANGE OF
                                                        BID QUOTATIONS
                                                       ----------------
                                                        HIGH      LOW
                                                        ----      ---

     Fiscal year ended September 30, 1993
          First Quarter  . . . . . . . . . . . . .     $3-1/2    $2-5/8
          Second Quarter . . . . . . . . . . . . .      3-3/4     2-3/4
          Third Quarter  . . . . . . . . . . . . .      3-1/2     3
          Fourth Quarter . . . . . . . . . . . . .      3-1/2     2-3/4

     Fiscal year ended September 30, 1994
          First Quarter  . . . . . . . . . . . . .      3-3/4     2-1/2
          Second Quarter . . . . . . . . . . . . .      4-1/4     2-3/4
          Third Quarter  . . . . . . . . . . . . .      6-1/4     3-3/4
          Fourth Quarter . . . . . . . . . . . . .      6         5

     Fiscal year ended September 30, 1995
          First Quarter  . . . . . . . . . . . . .      7-1/4     4-3/4
          Second Quarter . . . . . . . . . . . . .      6-1/2     4-7/8
          Third Quarter  . . . . . . . . . . . . .      6-3/4     5
          Fourth Quarter . . . . . . . . . . . . .      8-5/8     5-1/2

     Fiscal year ended September 30, 1996
          First Quarter through December 14, 1995.      9-3/4     7-3/4

     On September 15, 1995, the last trading day prior to the public announcement of the First Merger Agreement, the high and low sales prices for a share of Common Stock were $7.75 and $7.00, respectively. On October 4, 1995, the last trading day prior to the public announcement of the Merger Agreement, the only sale price for a share of Common Stock was $8.00. On December 14, 1995, the high and low sales prices for a share of Common Stock were both $8.50.

     As of September 30, 1995 there were approximately 100 holders of record, and the Company estimates approximately 500 beneficial owners, of the Company's shares of Common Stock.

     The Company has not paid cash dividends on its shares of Common Stock and currently intends to retain all earnings to support the development of its business. Under the terms of its loan agreement with Northern and LaSalle Bank, the Company is currently restricted from paying cash dividends in an amount that exceeds, during any fiscal year, 25 percent of the Company's net income for the immediately preceding fiscal year. See Notes 2 and 6 of Notes to Consolidated Financial Statements.

     COMPANY PERFORMANCE

     STOCKHOLDER RETURN COMPARISON

     The following graph compares, as of September 30th of the last five years, the value of $100.00 invested on September 30, 1990 in the Company's shares of Common Stock, the Standard & Poor's ("S&P") 500 Stock Index, and the S&P Steel Industry Composite Index, including the reinvestment of any and all dividends. Since there is no nationally recognized line-of-business index consisting solely of cold finished steel bar producers (the business of the Company), and since it is difficult to identify companies that might be considered "peer" companies, the Board of Directors has approved the use of the S&P Steel Industry Composite Index for purposes of this performance comparison. The S&P Steel Industry Composite Index was selected since it represents the industry within which the Company operates. The Company's fiscal year ends on September 30.

                    COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
              AMONG BLISS & LAUGHLIN INDUSTRIES INC., THE S & P 500 INDEX
                                AND THE S & P STEEL INDEX


                                       [GRAPH]

                                        DOLLARS
          BLISS & LAUGHLIN INDUSTRIES INC.     S&P 500    S&P STEEL
Sep-90                  100                      100           100
Sep-91                   70                      131           129
Sep-92                   53                      146           132
Sep-93                   70                      165           207
Sep-94                  100                      171           266
Sep-95                  158                      221           189

* $100 INVESTED ON 09/30/90 IN STOCK OR INDEX -
  INCLUDING REINVESTMENT OF DIVIDENDS.
  FISCAL YEAR ENDING SEPTEMBER 30.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following table sets forth selected historical consolidated financial information of the Company for each of its last five fiscal years. The following financial information should be read in conjunction with the historical consolidated financial statements and notes thereto of the Company included elsewhere in this Report and in conjunction with "INFORMATION REGARDING THE COMPANY -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                     Year Ended September 30,
                                                                        --------------------------------------------------
                                                                          1995      1994      1993      1992      1991
                                                                          ----      ----      ----      ----      ----
Income Statement Data:  (In thousands)
  Net Sales . . . . . . . . . . . . . . . . . . . . . . .               $169,372  $152,435  $136,923  $121,677  $114,528
  Cost of Sales   . . . . . . . . . . . . . . . . . . . .                148,093   136,173   127,923   111,507   107,545
  Gross profit  . . . . . . . . . . . . . . . . . . . . .                 21,279    16,262     9,000    10,170     6,983
  Selling and administrative expenses . . . . . . . . . .                 11,687    11,367     9,807     8,918     9,223
  Operating income (loss)   . . . . . . . . . . . . . . .                  9,592     4,895      (807)    1,252    (2,240)
  Interest expense, net   . . . . . . . . . . . . . . . .                  1,508     1,266     1,035       814     1,422
  Income (loss) before provision for
    income taxes and cumulative effect
    of change in accounting principle   . . . . . . . . .                  7,820     3,631    (1,836)      654    (3,662)
  Income tax (provision) benefit  . . . . . . . . . . . .                 (2,608)     (866)     (594)     (357)    1,265
  Net income (loss) before cumulative effect
    of change in accounting principle   . . . . . . . . .                  5,212     2,765    (2,430)      297    (2,397)
  Cumulative effect of change in
    accounting principle  . . . . . . . . . . . . . . . .                     --       813(1) (1,789)(1)    --        --
  Net income (loss)   . . . . . . . . . . . . . . . . . .                  5,212     3,578    (4,219)      297    (2,397)
Share Data:
  Average shares outstanding (thousands)  . . . . . . . .                  3,970     3,970     3,970     3,970     3,970
  Net income (loss) per share   . . . . . . . . . . . . .                   1.31       .90     (1.06)      .07      (.60)
  Book value per common share   . . . . . . . . . . . . .                   7.55      6.23      5.35      6.58      6.80
  Cash dividends per share  . . . . . . . . . . . . . . .                     --        --        --        --        --
Financial Position at Year-end:  (thousands)
  Working capital   . . . . . . . . . . . . . . . . . . .                $15,972  $ 10,437  $  8,158  $ 11,040  $ 11,486
  Total assets  . . . . . . . . . . . . . . . . . . . . .                 71,870    67,739    68,995    57,963    57,645
  Short-term debt . . . . . . . . . . . . . . . . . . . .                 13,900    16,550    19,000    10,000    10,000
  Long-term debt  . . . . . . . . . . . . . . . . . . . .                  3,600     3,600     3,600     3,600     3,600
  Stockholders' equity  . . . . . . . . . . . . . . . . .                 29,968    24,722    21,219    26,115    27,003
Other Data:
  Addition to property, plant and equipment (thousands)                  $ 2,144  $  1,949  $  1,612  $  1,238  $  1,215
  Employees at year-end   . . . . . . . . . . . . . . . .                    474       437       439       407       419
  Net sales per employee (thousands)  . . . . . . . . . .                    357       349       312       299       273
Financial Ratios:
  Total liabilities/equity  . . . . . . . . . . . . . . .                    1.4       1.7       2.3       1.2       1.1
  Total debt/equity   . . . . . . . . . . . . . . . . . .                     .6        .8       1.1        .5        .5
  Net sales/total assets  . . . . . . . . . . . . . . . .                    2.4       2.3       2.0       2.1       2.0


(1) Consists of a cumulative effect of change in accounting principle related to the adoption of SFAS No. 109: Accounting for Income Taxes in 1994 and a cumulative effect of change in accounting principle related to the adoption of SFAS No. 106: Employers' Accounting for Post-Retirement Benefits Other than Pensions in 1993.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The cold-finished steel bar industry, like the rest of the steel industry as a whole, is highly cyclical, and is affected by production overcapacity and intense competition, as well as general economic conditions. The cold finished steel bar industry has historically been characterized by over-capacity which has created pricing pressure on producers. This pricing pressure is exacerbated by the fact that cold-finished bar is a commodity product with little opportunity for differentiation. From a competitive standpoint, these market dynamics place a premium on a competitors' ability to produce at a low cost. Many domestic steel producers and processors, including the Company, suffered losses during the recession that began in 1990 as a result of a downturn in industries upon which the steel industry is highly dependent, such as the automotive and machinery industries, which also are highly cyclical and directly affected by, among other things, the level of consumer confidence and general economic conditions. As the U.S. economy emerged from the most recent recession, the steel industry, including the cold-finished steel bar market, experienced a significant resurgence in demand. During the twelve months ended September 30, 1995, the Company was able to obtain several price increases for its products, without experiencing a commensurate increase in its cost of raw materials. As a result, the Company's gross margins improved throughout the year. Management does not expect this trend to higher gross margins to continue during fiscal 1996, and management's view is that the Company's strong recent operating performance may be reflective of the industry being at or near the peak in the current business cycle. Downturns in industries comprising the end user markets for the Company's products could have a material adverse effect on the Company's financial condition and results of operations.

     During 1995, net sales increased by 11.1%. The gross profit as a percentage of revenues increased to 12.6% in 1995 from 10.7% in 1994. The increase was primarily attributable to improved pricing versus material costs, increased volume and internal manufacturing efficiencies.

     In the fiscal year ended September 30, 1995, the Company was profitable in all four quarters with total net income for the fiscal year of $5,212,000 as compared to $3,578,000 in the prior year. The income is primarily attributable to improved margins, increased volumes and internal efficiencies.

RESULTS OF OPERATIONS

     FISCAL 1995 COMPARED TO FISCAL 1994

     Net sales for 1995 were $169,372,000, an increase of $16,937,000 or 11.1%
from 1994. The increase in net sales is attributable to increased tonnage volume amounting to $10,562,000 ($3,878,000 Canadian Drawn Steel Company Inc. ("CDSC")) and increased sell prices generating an additional $6,375,000 ($2,269,000 CDSC).

     Cost of sales for 1995 was $148,093,000, an increase of $11,920,000 or 8.8% over 1994. The increase is primarily attributable to increased volume. As a percentage of net sales, cost of sales decreased by 1.9%. Gross margin increased in 1995 primarily due to higher sell prices discussed above, and increased volume of $1,634,000 ($565,000 CDSC) offset in part by higher raw material cost of $3,969,000 ($1,527,000 CDSC).

     Selling and administrative expenses for 1995 amounted to $11,687,000, an increase of $320,000 or 2.8% from 1994. The increase is primarily due to wages and benefits of $238,000. As a percentage of net sales, selling and administrative expenses decreased to 6.9% from 7.5% in 1994.

     Interest expense, net, increased in 1995 by $242,000, or 19.1% from 1994. The increase was primarily attributable to increased interest rates. Interest expenses, net, as a percentage of net sales, was .9% compared to .8% in 1994.

     Other income/expense amounted to $264,000 of expense in 1995 compared to $2,000 of income in 1994. Included in 1995 is $265,000 of legal expense and professional fees due to the proposed merger with BRW Steel Corporation ("BRW").


     The tax provision in 1995 amounted to $2,608,000 compared to $866,000 in 1994. The 1995 provision includes a partial offset to the domestic tax provision due to the expected utilization of the remaining net operating loss carryforward. The 1994 tax provision consisted primarily of a provision for foreign taxes, while the domestic income tax provision was offset by the expected utilization of a net operating loss carryforward.

     Net income of $5,212,000 in 1995 compares to net income of $3,578,000 in 1994. Included in the 1994 net income is a one-time credit of $813,000 for adoption of SFAS No. 109: Accounting for Income Taxes. The increase in net income is primarily attributable to a higher gross margin of $5,017,000 offset in part due to an increase in the tax provision of $1,742,000, increased selling and administrative expenses of $320,000, increased interest expense of $242,000 and other expenses of $265,000 related to the proposed merger with BRW.

     FISCAL 1994 COMPARED TO FISCAL 1993

     Net sales for 1994 were $152,435,000, an increase of $15,512,000 or 11.3%
from 1993. The increase in net sales is attributable to increased tonnage volume amounting to $8,831,000 ($3,040,000 CDSC) and increased sell prices generating an additional $6,681,000 ($858,000 CDSC).

     Cost of sales for 1994 was $136,173,000, an increase of $8,250,000 or 6.4% over 1993. The increase is primarily attributable to increased volume. As a percentage of net sales, cost of sales decreased by 4.1%. Gross margin increased in 1994 primarily due to higher prices discussed above, increased volume contributing $984,000 ($481,000 CDSC), and lower labor and overhead costs of $534,000 ($442,000 CDSC), offset by higher raw material costs of $794,000 ($947,000 CDSC).

     Selling and administrative expenses for 1994 amounted to $11,367,000, an increase of $1,560,000, or 15.9% from 1993. The increase is primarily due to wages and benefits of $1,631,000 of which $1,030,000 was for profit sharing and management supplemental incentive compensation, higher depreciation and amortization of $123,000 due to the purchase of software and hardware for the new information system and $101,000 of higher agents commissions due to increased sales; these increases were offset in part by lower professional fees of $286,000.

     Interest expense, net, increased in 1994 by $231,000, or 22.3% from 1993. The increase was primarily attributable to increased average borrowing and higher interest rates. Interest expense, net, as a percentage of net sales, was
 .8% in 1994 unchanged from 1993.

     The tax provision in 1994 amounted to $866,000 compared to $594,000 in 1993. The 1994 amount consists of a provision for foreign taxes while the domestic income tax provision was offset by the expected utilization of a net operating loss carryforward.

     The net income of $3,578,000 in 1994 compares to a net loss of $4,219,000 in 1993. Included in the 1994 net income is a one-time credit of $813,000 for adoption of SFAS No. 109: Accounting for Income Taxes; included in the 1993 loss is a one-time charge of $1,789,000 for adoption of SFAS No. 106: Employers' Accounting for Post-Retirement Benefits Other than Pensions. The increase in income is primarily attributable to accounting changes totalling $2,602,000, a higher gross margin of $7,262,000, offset in part due to higher selling and administrative costs of $1,560,000 and higher interest expense of $231,000.

     FISCAL 1993 COMPARED TO FISCAL 1992

     Net sales for 1993 were $136,923,000 representing an increase of 12.5% from 1992. The increase in net sales is primarily attributable to volume amounting to $13,296,000 ($3,613,000 CDSC).

     Cost of sales for 1993 was $127,923,000, an increase of $16,416,000 or 14.7% over 1992 (compared to a 12.5% sales increase). The increase is primarily attributable to volume. As a percentage of net sales, cost of sales in 1993 was 93.4%, compared to 91.6% in 1992, or an increase of 1.8%. Gross margin decreased in 1993 from 1992 primarily due to higher material costs of $2,715,000 ($641,000 CDSC) offset in part by higher prices of $1,950,000 ($353,000 CDSC),a write down of slow moving inventory by BLSC of $680,000, and higher labor and overhead expenses of $1,063,000 ($494,000 favorable
CDSC) offset by higher volume of $1,418,000 ($252,000 CDSC).

     Selling and administrative expense for 1993 amounted to $9,807,000, an increase of $889,000 or 10% from 1992. The increase is primarily attributable to professional fees and employee training expenses of approximately $520,000 for installation of a new Business Operating System and an Activity-Based Costing System, wages and benefits or $273,000, and agents' commissions expense of $203,000. As a percentage of net sales, selling and administrative expenses decreased to 7.2% from 7.3% in 1992.

     Interest expense, net, increased in 1993 by $221,000, or 27.0%, from 1992. The increase was primarily attributable to increased borrowings. Interest expense, net, as a percentage of net sales, increased to .8% from
 .7% in 1992.

     The tax provision in 1993 amounted to $594,000 compared to $357,000 in 1992. The 1993 amount consisted of a provision for foreign taxes.

     The net loss of $4,219,000 in 1993 compares to net income of $297,000 in 1992. Included in the net loss is a one-time charge of $1,789,000 resulting from the adoption of SFAS No. 106: Employers' Accounting for Post-Retirement Benefits Other than Pensions. Lower gross margin of $1,170,000 and higher interest cost of $221,000 also contributed to the loss. In 1992, other income (before taxes) included $70,000 from the sale of a small parcel of land and $146,000 from the sale of used machinery by BLSC compared to other income (before taxes) of $6,000 in 1993.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at September 30, 1995, was $15,972,000 compared to $10,437,000 at September 30, 1994. The increase is primarily attributable to decreases in borrowing and an increase in inventory to support increased sales volume.

     On January 28 and December 9, 1994, the Company entered into amendments to its revolving credit agreement with The Northern Trust Company ("Northern") and LaSalle National Bank ("LaSalle") which provides up to $20,000,000 under a revolving credit facility. The revolving credit facility is secured by the Company's accounts receivable, inventories and equipment, excluding CDSC's assets, and a first mortgage on the Company's Batavia, Illinois property. Among other things, the restrictive covenants include limits on capital expenditures, a minimum tangible net worth (excluding cumulative translation adjustments) of at least $28,250,000 at September 30, 1995 and at all times thereafter, a maximum ratio of total liabilities to tangible net worth is limited to at least
1.8 to 1 at September 30, 1995 and at all times thereafter, and prohibitions on paying cash dividends in an amount that exceeds 25 percent of the Company's net income for the preceding fiscal year. Interest on the revolving credit facility is computed at the prime rate and/or a LIBOR (London Interbank
Offering Rate) based rate at the option of the Company. Funds available but unused bear interest at the rate of 1/2% per annum. Advances of credit under this credit facility are payable on January 26, 1996.

     While the Company believes that its future financing needs will be provided by BRW if the Merger is consummated, in the event the Merger is not consummated by January 26, 1996, or thereafter, the Company believes that it could continue or renew its existing revolving credit facilities, or replace them, on similar terms.

     On April 28, 1994 the Company's CDSC subsidiary entered into an agreement with NBD Bank, Canada ("NBD"), which provided up to $5,800,000 (U.S.) under a revolving demand credit facility. On March 28, 1995, the agreement was renewed through April 30, 1996, and the available facility was increased to $7,000,000 (U.S.). The facility is unsecured; however, the agreement contains a negative pledge clause which prohibits CDSC from encumbering its assets to secure any other indebtedness, excepting specific liens that are limited to the property financed by the lienholder. The restrictive covenants in the agreement include a CDSC minimum tangible net worth, computed based Canadian GAAP, of $10,000,000 (Canadian), a maximum ratio of total liabilities to tangible net worth of 1.2 to 1, and a minimum working capital of $3,000,000 (Canadian). Interest rates for Canadian dollars are at the Canadian prime rate or NBD's cost of funds plus 1%. Interest rates for U.S. dollars are at the U.S. Prime rate or LIBOR based rates. Also, under the agreement, NBD must approve all mergers, acquisitions or changes in ownership.

     The interest rate on loans outstanding at September 30, 1995, ranged from 6.91% to 7.125% on loans based on LIBOR. Of the total loans outstanding at September 30, 1995 against the revolving credit agreements, $300,000 was borrowed at prime rate.

     In December 1988, BLSC secured $3,600,000 of borrowing by the issuance of Tax Exempt Industrial Revenue Bonds through the Development Authority of Cartersville, Georgia, to partially finance the construction and equipping of the Cartersville plant. The interest rate on the bonds is a weekly interest rate representing the minimum rate of interest which, in the opinion of the Remarketing Agent, would be necessary to sell the bonds in a secondary market. The interest rates paid on these bonds varied from 3.15% to 5.85% during fiscal year 1995 and was 4.65% at September 30, 1995. The Company must fund a bond sinking fund for purposes of retiring the bonds. Principal payments of $300,000 are due on each December 1 beginning in the year 2009 and continuing through 2012. Payments of $400,000 are then due on each December 1 through the year 2018.

     In accordance with the loan agreement between BLSC and the Development Authority of Cartersville, Georgia, Northern has issued an irrevocable letter of credit in the amount of $3,852,000. Of this total amount, $3,600,000 is available to pay principal on the Bonds and $252,000 is available to pay interest when it becomes due. Northern has also issued a $666,000 irrevocable letter of credit to support workers compensation insurance reserves in 1994. In 1995, Northern increased the letter of credit to $775,000.

     At September 30, 1995, the available portion of all revolving credit facilities after adjusting for outstanding letters of credit amounted to $8,473,000. In the aggregate, $58,686,000 of assets are utilized to secure all borrowings.

     During the year ended September 30, 1995, capital expenditures were approximately $2,144,000. During the fiscal years ending September 30, 1994 and 1993, capital expenditures were approximately $1,949,000 and $1,612,000, respectively. The Company expects to invest approximately $2,500,000 in capital equipment during fiscal year 1996 and an amount in future years similar to that in recent years. The Company believes that existing working capital, funds from operations, and current and future borrowings will be adequate to meet its anticipated capital requirements.


INFLATION

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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information called for by this Item, the "Index to Financial Statements," as well as the Financial Statements, appears elsewhere in this Report, commencing on page F-1.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no such changes or disagreements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     INFORMATION REGARDING OFFICERS AND DIRECTORS

     The following table sets forth certain information with regard to the directors and all executive officers of the Company as of November 1, 1995:

                                                                                    EXPIRATION
                                                                                      OF TERM
                                                                                    OF COMPANY         DIRECTOR
NAME                                       AGE          POSITION                    DIRECTORSHIP        SINCE
----                                       ---          --------                    ------------       --------
Gregory H. Parker(1)(3) . . . . . . .      62     Director (Class III),            1998 Annual           1988
                                                    Chairman, President            Meeting
                                                    and Chief Executive
                                                    Officer of the Company
                                                    and BLSC, and Chief
                                                    Executive Officer of
                                                    CDSC

Anthony J. Romanovich(1)(3) . . . . .      56     Director (Class II) and          1997 Annual           1988
                                                    Senior Vice President          Meeting
                                                    of the Company and
                                                    BLSC

George Binnie(1)(3)(4)  . . . . . . .      65     Director (Class I) of the        1996 Annual           1992
                                                    Company and BLSC               Meeting

Karl H. Reitz(2)  . . . . . . . . . .      59     Director (Class II) of the       1997 Annual           1993
                                                    Company and BLSC               Meeting

Roger G. Fein(2)  . . . . . . . . . .      55     Director (Class II) of the       1997 Annual           1988
                                                    Company and BLSC               Meeting

Charles P. McLarnon(4)  . . . . . . .      62     Director (Class I) of the        1996 Annual           1988
                                                    Company and BLSC               Meeting

Dennis W. Sheehan(2)(4) . . . . . . .      61     Director (Class III) of the      1998 Annual           1988
                                                    Company and BLSC               Meeting

Paul J. Austgen . . . . . . . . . . .      44     Vice President, Finance,
                                                    Secretary and
                                                    Treasurer of the
                                                    Company and BLSC

Richard M. Bogdon . . . . . . . . . .      64     Vice President of Human
                                                    Resources of BLSC



                                                                                    EXPIRATION
                                                                                      OF TERM
                                                                                    OF COMPANY         DIRECTOR
NAME                                       AGE          POSITION                    DIRECTORSHIP        SINCE
----                                       ---          --------                    ------------       --------
Gerald E. Brady . . . . . . . . . . .      57     Vice President of BLSC

Michael A. DeBias . . . . . . . . . .      60     Vice President of
                                                    Purchasing of BLSC

Kenneth B. Morris . . . . . . . . . .      53     Vice President,
                                                    Cartersville
                                                    Operations of BLSC

Chester J. Pucilowski . . . . . . . .      65     Vice President, Medina
                                                    Operations of BLSC

R. James Barnett  . . . . . . . . . .      56     President and Director of
                                                    CDSC

-----------------------------------

(1)  Member of Directors' Stock Option Committee
(2)  Member of Human Resources Committee
(3)  Member of Employees' Stock Option Committee
(4)  Member of Audit Committee

     GREGORY H. PARKER has served as Chairman, President and Chief Executive Officer of BLSC, and as a director of BLSC, since it became independently owned in October 1984, and has held the same positions with the Company since its formation in November 1988. Mr. Parker has been the Chief Executive Officer of CDSC since it became a subsidiary of the Company in May 1990 and was a director of CDSC from May 1990 until July 24, 1995.

     ANTHONY J. ROMANOVICH became Senior Vice President of the Company and BLSC in October 1989. From October 1984 through September 1989, Mr. Romanovich served as Vice President, Commercial of BLSC, a position he also held with the Company from its formation in November 1988. Since October 1984, Mr. Romanovich has served as a director of BLSC, a position he has also held with the Company since its formation in November 1988.

     GEORGE BINNIE, a director of the Company and BLSC since April 1992, and a director of CDSC from April 1992 until July 24, 1995, is, pursuant to an agreement with the Company, one of Stelco's designees to serve as a director of the Company and its subsidiaries. See "Compensation Committee Interlocks and Insider Participation." Mr. Binnie served as Vice-President of Stelco from May 1991 through December 1992, when he retired as an officer of Stelco.
 Since January 1993 he has served as a consultant to Stelco and, he currently serves as a director of three Stelco subsidiaries and as a member of the Management Committee of Moly-Cop Canada, which is a Stelco venture. Mr. Binnie has been employed by Stelco for over 40 years. From January 1988 until May 1991, he was Vice-President and Controller of Stelco

Steel, a division of Stelco. He has also been a member of the Boards of Directors of various Stelco subsidiaries and ventures.

     KARL H. REITZ, a director of the Company and BLSC since November 1993, and a director of CDSC from November 1993 until July 24, 1995, is, pursuant to an agreement with the Company, one of Stelco's designees to serve as a director of the Company and its subsidiaries. See "Compensation Committee Interlocks and Insider Participation." Mr. Reitz has been employed by Stelco for over 38 years. In 1994 he became Vice President, Manufactured Products Group of Stelco, which includes its wire, fastener and pipe business units. From 1993 to 1994, Mr. Reitz was Vice President of the Wire and Wire Products Group of Stelco, which includes its wire and fastener business units. For the prior five years, he was Vice President and General Manager of Stelwire, Stelco's wire business unit. Mr. Reitz has been a director of Torcad Limited, a Stelco joint venture, since 1988.

     ROGER G. FEIN has been a partner in the Chicago, Illinois law firm of Wildman, Harrold, Allen & Dixon since January 1992. For more than 18 years prior thereto, Mr. Fein was a partner in the Chicago, Illinois law firm of Arvey, Hodes, Costello & Burman, a firm that he was affiliated with for 24 years. His prior law firm had served as general counsel to BLSC since it became independently owned in October 1984 and to the Company since its formation in November 1988. He has been a director of BLSC since November 1987 and a director of the Company since November 1988. Mr. Fein is also Chairman Emeritus of the Securities Advisory Committee to the Secretary of State of Illinois and has served on that Committee since 1973.

     CHARLES P. MCLARNON is President and owner of McLarnon Enterprises, Inc., a company he founded in 1987, and is currently involved in acquisition and buyout activities. Mr. McLarnon has been a director of BLSC since August 1988 and a director of the Company since November 1988.

     DENNIS W. SHEEHAN has served as Chairman, President, Chief Executive Officer and a director of AXIA Incorporated ("AXIA") since 1984. BLSC was a subsidiary of AXIA until October 1984, when it became independently owned. From October 1984 to October 1987, Mr. Sheehan served as a director of BLSC.
Mr. Sheehan rejoined BLSC's Board of Directors in August 1988 and has served as a director of the Company since November 1988.

     PAUL J. AUSTGEN has served as Vice President, Finance, Secretary and Treasurer of the Company and BLSC since October 1, 1995. From August 1995 through September 1995 Mr. Austgen served as Controller of the Company. Prior to that, Mr. Austgen had been employed by Inland Steel Corporation for 22 years. He was Treasurer and Chief Operating Officer of Inland Steel Administrative Service Company from January 1992 to January 1994 and Director-Internal Audit from January 1990 through December 1991.

     RICHARD M. BOGDON has been an officer of BLSC since October 1984 and has served as Vice President of Human Resources of BLSC since May 1988.

     GERALD E. BRADY has served as Vice President of BLSC since October 1984.

     MICHAEL A. DEBIAS has served as Vice President of Purchasing of BLSC since December 1984.

     KENNETH B. MORRIS has served as Vice-President, Cartersville Operations of BLSC since November 1992. From January 1989 to November 1992, Mr. Morris was General Manager of BLSC's Cartersville Operations.

     CHESTER J. PUCILOWSKI has served as Vice President, Medina Operations of BLSC since October 1984.

     R. JAMES BARNETT has served as President of CDSC since May 1990. Prior to that, Mr. Barnett had been employed by Stelco for 26 years. He was General Manager of Stelco's Canadian Drawn Steel Company business unit from October 1988 to May 1990. Mr. Barnett became the sole director of CDSC on July 24, 1995.

     The officers of the Company are elected at each annual meeting of the Board of Directors of the Company and its subsidiaries and, subject to the terms of their Employment Agreement, if any, serve at the discretion of the Board of Directors of the Company and its subsidiaries.

     INFORMATION ABOUT THE BOARD AND ITS COMMITTEES

     The Board of Directors is responsible for the overall affairs of the Company. To assist it in carrying out its duties, the Board of Directors has delegated certain authority to several committees. The committees of the Board of Directors of the Company consist of the Audit Committee, the Human Resources Committee, the Employees' Stock Option Committee and the Directors' Stock Option Committee.

     The function of the Audit Committee is to review and make recommendations regarding engagement of an independent public accounting firm; the scope of the independent auditor's audit procedures; the adequacy and implementation of internal audit controls; and such other matters relating to the Company's financial affairs as the Audit Committee deems desirable. The members of the Audit Committee are George Binnie, Charles P. McLarnon and Dennis W. Sheehan. The Audit Committee held one meeting during the last fiscal year.

     The Human Resources Committee (formerly known as the Compensation Committee) is responsible for recommending to the Board of Directors the salary and other compensation of the principal officers of the Company and its subsidiaries. The members of the Human Resources Committee are Karl H. Reitz, Roger G. Fein and Dennis W. Sheehan. The Human Resources Committee held one meeting during the last fiscal year.

     The Employees' Stock Option Committee is responsible for administering the Employees' Incentive Stock Option Plan. The members of the Employees' Stock Option Committee are

Gregory H. Parker, Anthony J. Romanovich and George Binnie. The Employees' Stock Option Committee held no meetings during the last fiscal year.

     The Directors' Stock Option Committee is responsible for administering the Directors' Stock Option Plan. The members of the Directors' Stock Option Committee are Gregory H. Parker, Anthony J. Romanovich and George Binnie. The Directors' Stock Option Committee held no meetings during the last fiscal year.

     During the last fiscal year, the Board of Directors held seven meetings. During fiscal 1995, all the directors attended all the meetings of the Board and the Committees of which they were members.

     DIRECTORS' COMPENSATION

     During the last fiscal year, each director who is not an employee of the Company and who is not a director as a Stelco designee received annual remuneration of $13,500, plus $500 for each meeting of the Board of Directors attended. Non-employee directors who serve as a committee chairman receive $1,000 per year for each committee chaired. In addition, non-employee directors who serve on committees receive $250 for each committee meeting attended if such meeting takes place on a day other than the day of a regularly scheduled Board of Directors meeting. During the last fiscal year, all committee meetings were held on the day of a regularly scheduled Board of Directors meeting. Directors who are employees of the Company receive neither annual remuneration for services as a director nor any additional fees for attending meetings of the Board of Directors or committees. The remuneration of directors is paid on a consolidated basis for services as a director of the Company and all of its subsidiaries. Joint meetings of the Company and its subsidiaries or successive meetings held on the same day are considered as one meeting for determining the meeting fee. During the last fiscal year, all meetings of the Boards of Directors of the Company and BLSC were held on the same day. Pursuant to an agreement with the Company, directors who are designees of Stelco are treated as employee directors and do not receive any remuneration for services as a director of the Company and its subsidiaries. See "Compensation Committee Interlocks and Insider Participation." The Company reimburses all directors for travel and other necessary business expenses incurred in the performance of their services for the Company.

     Non-employee directors may elect to have all or any part of their directors' remuneration deferred under the Directors' Deferred Compensation Plan (the "Plan") of the Company. Under the Plan, participating directors have the option of having the deferred amount credited to an interest account or a stock equivalency account. The accounts are unfunded and are credited on the last day of the month in which the deferred remuneration is earned. For interest accounts, the director's account receives a bookkeeping credit in the amount of the director's deferred remuneration. Such deferred remuneration is retained by the Company with interest thereon accrued and compounded monthly at the prime rate charged by the Company's principal lender from time to time. For stock equivalency accounts, the director's account is credited with "share units," the number of which are determined by dividing the amount of deferred remuneration allocated to the stock equivalency account by the closing price per share of Common Stock of the Company on the date deferred remuneration is credited to the account (or if the shares are not traded on that day, then by the closing price on the last preceding day on which the shares were traded).
 A stock equivalency account will be credited with dividends as if the account had been invested in shares of Common Stock of the Company. A participant in the Plan has the right to payment of the account, generally, upon ceasing to be a member of the Board of Directors, attaining age 65, or upon disability or death. The director may elect to receive either a lump sum payment or payment in up to 10 annual installments. At the election of the participant, the value of a stock equivalency account may be received either in cash or in shares of Common Stock of the Company. In the event of a participant's death, payment of any remaining balance of credited amounts will be made to a designated beneficiary. In certain cases, participating directors may receive a distribution of deferred amounts in the event of substantial financial hardship. In the event of a change in control of the Company, or the Company's termination of the Plan, participating directors may elect to receive a lump sum distribution within five days of the occurrence of either of such events. Charles P. McLarnon is currently participating in the Plan. As of September 30, 1995, the number of units in Mr. McLarnon's stock equivalency account is 4,790.466.

     DIRECTORS' STOCK OPTION PLAN

     In 1988, the Company's Board of Directors and stockholders adopted a Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the grant of non-statutory stock options to directors of the Company who are not employees of the Company or any of its subsidiaries. Further, pursuant to an agreement with the Company, the directors who are Stelco designees have permanently waived any right to participate in the Directors' Plan. See "Compensation Committee Interlocks and Insider Participation." The exercise price of directors' options will be equal to the fair market value per share of the Company's Common Stock on the date of grant.

     The Directors' Plan is administered by the Directors' Stock Option Committee of the Board of Directors, which consists of three directors who either (i) are officers of the Company and therefore not eligible to participate in the Directors' Plan or (ii) have permanently waived any right to participate in the Directors' Plan. That Committee determines when options are granted and the number of shares of Common Stock subject to each option granted under the Directors' Plan. A total of up to 65,000 shares of Common Stock of the Company are reserved for issuance upon exercise of options granted under the Directors' Plan. All options granted under the Directors' Plan will vest over a four year period from the date of grant with 25% of the options becoming first exercisable on each anniversary of the date of grant. Options granted under the Directors' Plan are exercisable, to the extent vested, for a term of 10 years from the date of grant, and are not transferable during the lifetime of the optionee. In the event the director is removed for cause, his options will terminate. In the event a director's service terminates for any other reason, the director may exercise his directors' options, to the extent vested, for a limited period of time after termination of services. If a non-employee director becomes an employee of the Company or any of its subsidiaries, all his options will immediately terminate. In addition, all outstanding directors' options will vest immediately upon a change in control (as defined in the Directors' Plan) of the Company that has not been approved by the Board of Directors of the Company.

     On December 15, 1988, the Company granted options to purchase an aggregate of 30,000 shares of its Common Stock to its three eligible non-employee directors (10,000 shares each) pursuant to the Directors' Plan, at an exercise price of $10.50 per share. On May 11, 1990, the Company granted the same three directors additional options to purchase up to 5,000 shares each, at an exercise price of $5.50 per share.

     COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

     Based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the fiscal year ended September 30, 1995, its officers, directors and greater than ten-percent beneficial owners complied with all applicable Section 16(a) filing requirements.


ITEM 11.  EXECUTIVE COMPENSATION.

     EXECUTIVE COMPENSATION

     COMPENSATION PHILOSOPHY AND COMPENSATION COMMITTEE REPORT

     GENERAL. The executive compensation program is administered by the Human Resources Committee of the Board of Directors (the "Committee") which is comprised of the individuals listed below who are all non-employee, independent directors of the Company. The Committee is responsible for all compensation matters for the Company's senior management except for stock options, which is the responsibility of the Employees' Stock Option Committee.

     Annual compensation for the Company's executive officers, other than Gregory H. Parker (the Chairman of the Board, President and Chief Executive Officer of the Company), is recommended to the Committee by Mr. Parker, reviewed by the Committee and the Committee's recommendations are then presented to the Board of Directors for approval. Mr. Parker's judgment and discretion are used in making his recommendations to the Committee and, neither he nor the Committee use a weighting system for different factors considered. The Committee normally meets formally at least once a year.

     POLICY AND OBJECTIVES. Recognizing its role as a key representative of the stockholders, the Committee seeks to promote the interests of stockholders by attempting to align management's remuneration, benefits and perquisites with the economic well-being of the Company. Since the achievement of operational objectives should, over time, represent the primary determinant of share price, the Committee links elements of compensation of executive officers and certain key employees with the Company's operating performance. In this way, objectives under a variety of compensation programs should eventually reflect the overall performance of the Company. By adherence to the above program, the compensation process should provide for enhancement of shareholder value. Basically, the Committee seeks the successful implementation of the Company's business strategy by attracting and retaining talented managers motivated to accomplish these stated objectives. The Committee attempts to be fair and competitive in its view of compensation. Thus rewards involve both business and individual performance. The key ingredients of the program consist of base salary, annual cash incentives and long range incentives consisting of stock options.

     BASE SALARY. Base salaries for the chief executive officer, as well as other executive officers of the Company, are determined by comparing salary data for similar positions in companies that match the Company's size in sales and earnings. Validation of this data has, at times, been performed by an independent nationally-recognized compensation consultant. Generally, the performance of each executive officer is evaluated annually and salary adjustments are based on various factors including revenue attained, earnings, cash flow, new product development, market appreciation for the Company's publicly traded shares of Common Stock, reduction of debt, personal performance and position in the salary survey range. The Committee approves base salary adjustments for the six executive officers listed herein and certain other senior managers.

     CASH INCENTIVE COMPENSATION. To reward performances, the chief executive officer and other executive officers are eligible for cash bonuses under the Merit Increase Earn-out, Profit Sharing and Supplemental Incentive Compensation Programs. The actual amounts of incentive compensation paid to each executive officer is predicated on an assessment of each participant's relative role in achieving certain defined financial objectives of the Company as well as each such person's contributions of a strategic nature in maximizing shareholder value. Such assessments and financial objectives are reviewed at least annually and changed when deemed appropriate.

     COMPENSATION OF CHIEF EXECUTIVE OFFICER. The compensation of Mr. Parker, the Company's Chairman, President and Chief Executive Officer, is determined using a similar process and philosophy as all other executive officers of the Company. However, the Committee also considers Mr. Parker's ownership of a significant number of the outstanding shares of Common Stock of the Company, his being ineligible to participate in the Company's Employees' Incentive Stock Option Plan, and his many years of dedicated service and leadership during both good and difficult business environments. The Chairman of the Committee considers competitive compensation data in concert with his assessment of Mr. Parker's performance and contributions to the Company and recommends the components for Mr. Parker's annual compensation for the Committee's consideration. The Committee's recommendations are then presented to the Board of Directors for approval. As with all executive officer compensation recommendations, there is no specific formulaic tie between the Company's stated goals and performance; instead, judgment and discretion are used in making recommendations.

     In evaluating compensation for Mr. Parker for the Company's 1995 fiscal year, the Committee reviewed his existing compensation arrangements and both Company and individual performance. The Committee's decision not to increase his base salary took into consideration the Company's financial performance for the prior three fiscal years, all components of his compensation, including the opportunity to earn incentive compensation, and the fact that no increases in base salary were recommended for other executive officers of the Company.

     SUMMARY. After reviewing all of its existing compensation programs, the Committee believes that the total compensation program for executive officers of the Company is competitive with the compensation programs provided by other similar organizations taking into consideration the size and complexity of the Company and the specific responsibilities of the executive officers.

     The Human Resources Committee:

                    Dennis W. Sheehan, Chairman
                    Roger G. Fein
                    Karl H. Reitz.

     The tables which follow and the accompanying narrative reflect the decisions covered by the above discussion.

     EXECUTIVE COMPENSATION AND OTHER INFORMATION

     The following table sets forth information concerning the compensation paid to the Company's Chairman of the Board, President and Chief Executive Officer and the Company's five other most highly compensated executive officers for services in all capacities to the Company during the last three completed fiscal years ending September 30, 1995 (Fiscal Years 1993, 1994 and
1995):



                                                     SUMMARY COMPENSATION TABLE

                                                   Annual Compensation                   Long Term Compensation
                                   --------------------------------------------   --------------------------------
                                                                                            Awards         Payouts
                                                                                  ----------------------  --------
                                                                                              Securities
                                                                      Other       Restricted  Underlying
                                                                      Annual         Stock     Options/     LTIP       All Other
           Name and                         Salary     Bonus(1)  Compensation(2)    Awards       SARs      Payouts  Compensation(3)
      Principal Position           Year       ($)        ($)           ($)            ($)         (#)        ($)          ($)
-----------------------------------------------------------------------------------------------------------------------------------
 Gregory H. Parker                 1995    $235,000    $143,350         --            -0-        None        -0-        $22,935
 Chairman, President and Chief     1994     235,000     132,540         --            -0-        None        -0-         32,565
 Executive Officer of the          1993     235,000       8,812         --            -0-        None        -0-         32,796
 Company and BLSC, and Chief
 Executive Officer of CDSC

 Anthony J. Romanovich             1995     145,000     80,113          --            -0-        None        -0-         14,257
 Senior Vice President of the      1994     145,000     74,277          --            -0-        None        -0-         16,139
 Company and BLSC                  1993     145,000      5,437          --            -0-        None        -0-         14,908

 George W. Fleck                   1995     115,000     63,538          --            -0-        None        -0-         10,266
 Vice President, Finance,          1994     115,000     58,809          --            -0-        None        -0-         12,340
 Secretary and Treasurer of the    1993     115,000      4,312          --            -0-        None        -0-         11,668
 Company and BLSC

 Gerald E. Brady                   1995     110,000     60,775          --            -0-        None        -0-          7,961
 Vice President of BLSC            1994     110,000     56,348          --            -0-        None        -0-          9,064
                                   1993     110,000      2,062          --            -0-        None        -0-          8,291

 Michael A. DeBias                 1995     100,000     55,250          --            -0-        None        -0-          7,825
 Vice President of Purchasing      1994     100,000     51,225          --            -0-        None        -0-          9,067
 of BLSC                           1993     100,000      3,750          --            -0-        None        -0-          8,487

 R. James Barnett*                 1995     125,000     69,050          --            -0-        None        -0-          -0-
 President of CDSC                 1994     125,000     64,020          --            -0-        None        -0-          -0-
                                   1993     125,000      8,437          --            -0-        None        -0-          -0-

----------------------------------------

* All amounts shown in this table (and elsewhere) for Mr. Barnett are in Canadian dollars. The average exchange rates for conversion to United States dollars were .727, .737 and .785 for Fiscal Years 1995, 1994 and 1993, respectively.

(1) MERIT INCREASE EARN-OUT PROGRAM. Starting in Fiscal Year 1993, the Company converted its annual merit increase review program to a Merit Increase Earn-Out Program for certain officers and key employees. Under this program, merit increases are completely or partially replaced by quarterly payments which are based on actual cumulative performance to the business plan established for the year. For Fiscal Years 1993, 1994 and 1995, merit increases under this program could not exceed 15% of base salary.

     The Merit Increase Earn-Out Program payouts made for Fiscal Years 1995, 1994 and 1993, respectively, are as follows: Mr. Parker, $35,250, $35,250 and $8,812; Mr. Romanovich, $21,750, $21,750 and $5,437; Mr.
     Fleck, $17,250, $17,250 and $4,312; Mr. Brady, $16,500, $16,500 and
     $2,062; Mr. DeBias, $15,000, $15,000 and $3,750; and Mr. Barnett,
     $18,741, $18,741 and $8,437.

     PROFIT SHARING PROGRAM. The Company has a Profit Sharing Program (the "Profit Sharing Program") for all non-bargaining unit employees. The terms of the Profit Sharing Program are determined on an annual basis by the Board of Directors, which administers the Profit Sharing Program. Payments made under the Profit Sharing Program for Fiscal Years 1995 and 1994, respectively, are as follows: Mr. Parker, $27,025 and $24,323;
     Mr. Romanovich, $16,675 and $15,008; Mr. Fleck, $13,225 and $11,903;
     Mr. Brady, $12,650 and $11,385; Mr. DeBias, $11,500 and $10,350; and
     Mr. Barnett, $14,374 and $12,937. No profit sharing was earned for Fiscal Year 1993.

     SUPPLEMENTAL INCENTIVE COMPENSATION PROGRAM. During the Company's last three fiscal years, many key management employees of the Company, including all the executive officers of the Company named in the Summary Compensation Table, participated in the Company's Supplemental Incentive Compensation Program (the "Incentive Program"). The terms of the Incentive Program are determined on an annual basis by the Board of Directors, which administers the Incentive Program. For Fiscal Years 1993, 1994 and 1995, the Incentive Program provided for the potential payment of cash awards depending upon, among other factors, the degree to which certain specified income levels had been attained during that fiscal year. Each participating employee was assigned to a category that determined the maximum bonus awardable to such employee.

     Payments made pursuant to the Incentive Program for Fiscal Years 1995 and 1994, respectively, are as follows: Mr. Parker, $81,075 and $72,967;
     Mr. Romanovich, $41,688 and $37,519; Mr. Fleck, $33,063 and $29,756;
     Mr. Brady, $31,625 and $28,463; Mr. DeBias, $28,750 and $25,875; and
     Mr. Barnett, $35,935 and $32,342. No bonus was earned under the Incentive Program for Fiscal Year 1993. The Incentive Program is not based on the price of the Company's shares of Common Stock.

(2) While all the executive officers named in the Summary Compensation Table enjoy certain perquisites and other personal benefits, such perquisites and other personal benefits do not exceed the lesser of $50,000 or 10% of the total salary and bonus reported for the named executive. In accordance with the rules of the Securities and Exchange Commission, such amounts have been omitted.

(3)  The amounts shown in this column pertain to the following:

     SPLIT DOLLAR LIFE INSURANCE PROGRAM. In 1988, BLSC entered into a Split Dollar Life Insurance Agreement with Messrs. Parker, Romanovich, Fleck, Brady and DeBias and certain other executive officers and key employees of BLSC whereby the premiums on the corresponding insurance policies are paid by BLSC. Under the Agreement, such persons have each executed a collateral assignment of their policies. BLSC, as assignee, is entitled to recover the aggregate premium payments it made through any combination of (i) borrowing against the policies, (ii) the cash surrender value of the policies if the policies should be surrendered and (iii) payment in the event of the insured's death.

     Set forth under this column for Messrs. Parker, Romanovich, Fleck, Brady and DeBias is the total of (i) the amount of the total annual premium paid by the Company for these policies representing the economic benefit to the executive for term insurance death benefit coverage (the amount reportable as taxable income to the executive) and (ii) the projected actuarial value of the benefit provided by the remainder of the premium paid by the Company using an interest-free term loan approach to measure the benefit received annually by the executive for the use of the money the Company provides in paying the premium. Those amounts which are included under this column for Fiscal Years 1995, 1994 and 1993, respectively, are as follows: Mr. Parker, $21,735, $31,365 and $31,946; Mr. Romanovich, $13,057, $14,939 and $14,058;
     Mr. Fleck, $9,066, $11,140 and $10,818; Mr. Brady, $6,761, $7,864 and
     $7,441; and Mr. DeBias, $6,625, $7,867 and $7,637.

     R. James Barnett was not an employee of the Company when this program was entered into and he does not participate in it. However, Mr. Barnett participates in CDSC's defined benefit pension plan described under "CDSC Pension Plan" hereinafter and, as therein explained, the amount of the annual contribution respective to each individual participant is not separately calculated.

     SALARY SAVINGS PLAN. The Company maintains a salary savings plan for all BLSC employees who are not covered by a collective bargaining agreement. The salary savings plan is a 401(k) plan that serves as the pension plan for such employees. In Fiscal Years 1995 and 1994, the Company contributed $200 per participant plus 60% of the first $1,000 of a participant's contribution and 40% of the second $1,000 of the participant's contribution. For Fiscal Year 1993, the Company contributed $100 per participant plus 50% of the first $1,000 of a participant's contribution and 25% of the second $1,000 of the participant's contribution. During Fiscal Years 1995, 1994 and 1993, the Company contributed an aggregate of $1,200, $1,200 and $850, respectively, to the accounts of Messrs. Parker, Romanovich, Fleck, Brady and DeBias pursuant to this plan. Those amounts are included under this column.

     EMPLOYMENT AGREEMENTS

     GENERAL. In May 1990 each of the executive officers of the Company named in the Summary Compensation Table (each an "Executive") entered into an employment agreement (collectively, the "Employment Agreements") with the Company, BLSC or CDSC, as appropriate. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- Stelco and -- Interests Of Certain Persons In The Merger -- Employment Agreements" under Item 13 of this Report for additional information relating to the Employment Agreements and a First Refusal Agreement entered into concurrently with the Employment Agreements.

     The term of each Executive's employment under his Employment Agreement commenced on May 11, 1990 and continued until December 31, 1994. Thereafter, each Executive's employment automatically continues unless such employment is terminated in accordance with the terms of the Employment Agreement. The Employment Agreements include, among other things, customary confidentiality and non-compete provisions, and certain severance payment provisions that are discussed in detail below and which become applicable upon, among other things, termination of employment under certain circumstances, including following a "Change in Control."

     TERMINATION. The Executive's employment under the Employment Agreement may be terminated without any breach of the Employment Agreement under the following circumstances:

     (a)  automatically upon the Executive's death;

     (b) by the Company in the case of permanent disability, which is defined as being absent for more than five-sixths of any consecutive six-month period and thereafter failure, within 30 days after written notice of termination, to return to work;

     (c) by the Company, after notice and an opportunity to be heard, for "Cause," as defined in the Employment Agreement;

     (d) by the Executive if as a result of the Executive's proven incapacity due to physical or mental illness, the Executive shall have been absent for more than five-sixths of any consecutive six-month period so that he is unable to perform substantially all of his duties;

     (e) by the Executive for "Good Reason," which is defined to include the exercise by the Executive of his right to terminate his employment within 180 days following a "Change in Control," the material breach of the Employment Agreement by the Company and its failure to cure after notice, any purported termination of the Executive's employment which does not comply with any required notice provisions, and, in the case of each of the Executive's (except for R. James Barnett), any material breach by Stelco or its affiliates of the First Refusal Agreement which breach is not cured after notice by the Executive to Stelco;

     (f) by the Company (i) after giving the Executive at least 24 months prior written notice of its intent to terminate the Employment Agreement, or
     (ii) in the event the Executive's (except for R. James Barnett) ownership of shares of Common Stock of the Company is reduced by 25% or more from the amount owned by such Executive when the Employment Agreement was entered into, then after giving the Executive at least 18 months prior written notice of its intent to terminate the Employment Agreement; and

     (g) by the Executive after giving the Company at least six months prior written notice of his intent to terminate the Employment Agreement.

     R. James Barnett is not a party to the First Refusal Agreement and did not own any shares of Common Stock of the Company when his Employment Agreement was entered into.

     For purposes of the Employment Agreements, a "Change in Control" shall be deemed to have occurred if (i) any Stockholder or group of Stockholders acting in concert (within the meaning of Section 13(d) of the Securities Exchange Act of 1934), or any of their respective affiliates and associates, elects or are elected a majority of the Board of Directors of the Company,
(ii) any third party or third parties acting in concert (within the meaning of Section 13(d) of the Securities Exchange Act of 1934), or any of their respective affiliates and associates, become the owner of a majority of any outstanding class of securities entitled to vote for the election of directors, (iii) any cessation of the majority of the Company's business or sale of all or substantially all the assets of the Company, on a consolidated basis, or (iv) any merger in which the Company is not the survivor or any consolidation or share exchange or similar transaction. Notwithstanding clauses (i) and (ii) of the preceding sentence, a Change in Control does not include, for purposes of the Employment Agreements, any vote for a majority of directors by, or majority stock ownership by, Stelco or any group of which the Executive is then a member.

     The consummation of the Merger would be a Change in Control under the Employment Agreements. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- Interests of Certain Persons in the Merger -- Employment Agreements" under
Item 13 of this Report.

     COMPENSATION AND SEVERANCE PAY IN CERTAIN SITUATIONS. The Executive shall receive full compensation (less disability benefits for the first six months) during periods of disability until his employment is terminated. If his employment is properly terminated as a result of permanent disability, the Executive shall receive an amount equal to three times his then annual compensation in one lump sum. Further, on a pro rata basis, accrued benefits under the Company's Supplemental Incentive Compensation Program (the "Incentive Program") are also payable.

     If the Executive's employment is terminated by death, the Company shall pay the Executive's beneficiary an amount equal to three times the Executive's then annual compensation in one lump sum plus the pro rata accrued benefits under the Incentive Program. The Company has purchased key man life insurance to fund this obligation.

     If the Executive's employment is terminated by the Company for "Cause" or if the Executive resigns voluntarily (other than for "Good Reason" as explained below), the Executive shall only receive full compensation to the date of termination and no severance pay or benefits under the Incentive Program.

     If: (i) the Executive's employment is terminated by the Company in breach of the Employment Agreement, (ii) the Executive terminates his employment for "Good Reason," (iii) the Company terminates the Executive's employment pursuant to certain notice provisions, or (iv) the Company terminates the Executive's employment pursuant to Stelco's request under certain circumstances, then in each such event the Executive shall receive full compensation through the date of termination and either (a) severance pay in an amount equal to three times the Executive's then annual salary in one lump sum or (b) if the Executive's employment is terminated by the Company pursuant to certain notice provisions, then the Executive shall be paid semi-monthly installments of compensation (of the same amount of compensation in effect immediately prior to termination) for a period of three years (one year in the case of R. James Barnett). If the Executive's employment is terminated by the Company in breach of the Employment Agreement, or if the Executive terminates his employment for "Good Reason," then in each such event the Company shall also pay all other damages, legal fees and expenses resulting from such breach. In addition, the Executive shall receive any earned performance bonus under the Incentive Program. Finally, notwithstanding any provisions of the Employment Agreement to the contrary, in no event shall the Executive as the consequence of termination upon a "Change in Control" be entitled to receive amounts of compensation in excess of three times the "base amount" of his compensation if such excess severance pay would constitute a "parachute payment" as the terms "base amount" and "parachute payment" are defined in Section 280G of the Internal Revenue Code of 1986 and the regulations thereunder, as amended from time to time.

     INDEMNIFICATION BY STELCO. Stelco shall indemnify the Company, and guarantee to the Executive the Company's obligations to the Executive, in the event of termination of the Executive's employment under certain circumstances.

     EMPLOYEES' STOCK OPTION PLAN

     In 1988, the Company's Board of Directors and stockholders adopted an Employees' Incentive Stock Option Plan (the "Option Plan"), which was amended in 1992. The Option Plan provides for the grant of incentive stock options ("ISOs"), non-statutory stock options ("NSOs" or collectively with ISOs, "Options") and stock appreciation rights ("SARs") to key employees of the Company or its subsidiaries. ISOs are intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986. In general, SARs permit a holder of an Option to surrender the Option and to receive a cash payment from the Company in an amount equal to the difference between the exercise price of the Option surrendered and the fair market value of the shares of Common Stock covered by the Option surrendered.

     The Option Plan is administered by the Employees' Stock Option Committee of the Board of Directors. Members of that Committee and members of the Company's Directors' Stock Option Committee are not eligible to participate in the Option Plan. Gregory H. Parker and Anthony J. Romanovich are not eligible to participate in the Option Plan because they are members of both the Employees' Stock Option Committee and the Directors' Stock Option Committee. The Committee determines the employees to whom Options or SARs are granted, the number of shares of Common Stock subject to each Option or SAR, the date or dates upon which each Option or SAR may be exercised and other terms and conditions thereof. A total of up to 130,000 shares of Common Stock of the Company are reserved for issuance upon exercise of Options or SARs. Options may be granted until November 1998 and are exercisable for a period of up to 10 years from the date of grant. Options are generally not transferable and terminate upon the optionee's termination of employment, except that under certain circumstances an optionee may exercise an Option for a limited period after termination of employment. The Company may cancel any Options or SARs held by an employee fired for cause. All outstanding Options and SARs will vest immediately upon any change in control of the Company (as defined in the Option Plan) that has not been approved by the Board of Directors of the Company.

     The exercise price of ISOs will be equal to or in excess of the fair market value per share of the Company's Common Stock on the date of grant. The exercise price of NSOs will be equal to or in excess of 85% of the fair market value per share of Common Stock of the Company on the date of grant. Upon exercise of an Option, the exercise price must be paid to the Company in cash.

     The Option Plan provides that ISOs may not be granted to any employee who beneficially owns 10% or more of the voting stock of the Company or any subsidiary, unless the exercise price of such ISO is equal to at least 110% of the fair market value per share of the Company's Common Stock on the date the ISO is granted and it is not exercisable after five years from the date of grant.

     R. James Barnett is the only executive officer of the Company named in the Summary Compensation Table who has been granted any options pursuant to the Option Plan. On May 11, 1990, the Company granted ISOs to purchase shares of its Common Stock to 36 key employees, at an exercise price of $5.50 per share, including ISOs to purchase up to 5,000 shares to Mr. Barnett. All such options vested over a four year period from the date of grant with 25% of the options becoming first exercisable on each anniversary of the date of grant, and will be exercisable, to the extent vested, for a term of 10 years from the date of grant.

     No stock options or SARs were granted or awarded in Fiscal Years 1995, 1994 and 1993.

     The following table sets forth further information relating to stock options.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                    AND FISCAL YEAR-END OPTION/SAR VALUES(1)


                                                                                                      VALUE OF UNEXERCISED
                                                                          NUMBER OF SECURITIES               IN-THE-
                                                                         UNDERLYING UNEXERCISED       MONEY OPTIONS/SARS AT
                                                                         OPTIONS/SARS AT FISCAL        FISCAL YEAR-END ($)
                                                          VALUE               YEAR-END (#)             -------------------
                                   SHARES ACQUIRED       REALIZED             ------------                EXERCISABLE/
              NAME                 ON EXERCISE (#)        ($)(2)       EXERCISABLE/UNEXERCISABLE        UNEXERCISABLE(3)
              ----                 ---------------       --------      -------------------------       ---------------------
 Gregory H. Parker . . . . . .           None              None                   None                         $-0-

 Anthony J. Romanovich . . . .           None              None                   None                          -0-

 George W. Fleck . . . . . . .           None              None                   None                          -0-

 Gerald E. Brady . . . . . . .           None              None                   None                          -0-

 Michael A. DeBias . . . . . .           None              None                   None                          -0-

 R. James Barnett  . . . . . .           None              None                5,000/-0-                   $11,875/$-0-


(1)  No SARs have ever been awarded under the Option Plan.

(2) An individual, upon exercise of an option, does not receive cash equal to the amount (if any) contained in the Value Realized column of this table. Instead, the amounts, if any, contained in the Value Realized column reflect the increase in the price of the Company's shares of Common Stock covered by the option from the option award date to the option exercise date. No cash is realized until the shares received upon exercise of an option are sold.

(3) Based upon the last closing sale price of $7.875 in Fiscal Year 1995 on the NASDAQ National Market System, at the end of Fiscal Year 1995 all of the outstanding options referred to in the above table were "in-the-money" (i.e., the exercise price of $5.50 per share was lower than the market price of $7.875 per share; the difference between those prices is the value shown in this column for the underlying unexercised options).

     As a general matter, whether or not financial benefit will be derived from the exercise of stock options depends on the relationship between the market price of the underlying securities and the exercise price of the options and on the optionee's own investment decisions. To the extent that options have an exercise price above the market price ("out-of-the-money"), such options may ultimately confer no financial benefit to the optionee as they may expire before they can be exercised profitably. Similarly, options "in-the-money" on a given date can become "out-of-the-money" due to price fluctuations in the stock market. For these reasons, the Company believes that placing a current value on outstanding options is highly speculative and that any such valuations may not represent the true benefit, if any, that may be realized by an optionee. The Company is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors.

     No executive officer named in the Summary Compensation Table sold shares of the Company's Common Stock in Fiscal Year 1995.

     CDSC PENSION PLAN

                              PENSION PLAN TABLE*
                             FOR CDSC PENSION PLAN

                                         Years of Service(1)
                      ---------------------------------------------------------
 Remuneration(2)         15          20          25          30           35
-------------------------------------------------------------------------------
$125,000              $25,725     $34,300     $42,875     $51,450      $60,025

 150,000               25,725      34,300      42,875      51,450       60,025

 175,000               25,725      34,300      42,875      51,450       60,025

 200,000               25,725      34,300      42,875      51,450       60,025

 *All amounts shown in the Pension Plan Table are in Canadian dollars. The average exchange rate for conversion to United States dollars was .727 for the Company's Fiscal Year 1995. The Pension Plan Table sets forth the estimated annual retirement benefits payable under CDSC's Pension Plan upon retirement at the normal retirement age of 65.

      (1) "Years of Service" means years of credited service with CDSC as provided in CDSC's Pension Plan.

      (2) "Remuneration" under CDSC's Pension Plan means a plan member's highest five years average remuneration preceding retirement. For purposes of CDSC's Pension Plan, remuneration includes a plan member's base salary and payouts under the Company's Merit Increase Earn-Out Program, but excludes payouts under the Company's Profit Sharing Program and Incentive Program.

     CDSC has a defined benefit pension plan (the "CDSC Pension Plan") for its salaried employees who have completed two years of service, including R. James Barnett, the only executive officer named in the Summary Compensation Table who is eligible to participate in the CDSC Pension Plan. An individual's years of participation in the CDSC Pension Plan plus the eligibility years are used in determining the amount of such individual's benefits under the CDSC Pension Plan. If a participant terminates employment with less than two years of membership in the CDSC Pension Plan, other than by reason of retirement, death or total and permanent disability, no pension payments or other benefits will be received under the CDSC Pension Plan.

     CDSC contributes to the CDSC Pension Plan each year the amount actuarially determined to be necessary to provide sufficient funds to pay all benefits due under the CDSC Pension Plan. Employees make no contributions under the CDSC Pension Plan. The amount of the contribution respective to each individual participant is not separately calculated.

     Pension legislation in Ontario requires all pensions to be payable in the form of a 60% joint survivor benefit if the plan member has a spouse at the date of retirement. The benefit amounts referred to in the Pension Plan Table and below are straight life annuity amounts which would decrease if the CDSC Pension Plan member receives a joint survivor benefit on retirement.

     The maximum pension payable under the CDSC Pension Plan is $1,715 multiplied by the plan member's years of credited service to a maximum of 35 years of credited service for a maximum annual pension of $60,025.

     The estimated annual benefit payable to R. James Barnett under the CDSC Pension Plan upon retirement at the normal retirement age of 65 (on March 31, 2004), when he would have 40 years of credited service, is $60,025. As of September 30, 1995, for purposes of the CDSC Pension Plan, Mr. Barnett had 32 and 4/12ths years of credited service and his highest five years average remuneration is approximately $133,550.

     All of the above amounts regarding the CDSC Pension Plan are in Canadian dollars.

     Neither the Company nor BLSC have any defined benefit or actuarial pension plan for salaried employees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of shares of Common Stock of the Company as of September 30, 1995, by
(i) each of the executive officers and directors of the Company and (ii) all executive officers and directors of the Company as a group. Information with respect to beneficial ownership is based upon information furnished by such persons or contained in filings made with the Securities and Exchange Commission.


                                                          Number of Shares
                                                           of Common Stock
                                                           of the Company              Percent of
Name                                                   Beneficially Owned(1)(2)        Class(2)
----                                                   ------------------------       ------------
Gregory H. Parker(1)(3)(6)(8)(10). . . . . . . . . . .          479,729                   12.1%
Anthony J. Romanovich(1)(4)(10). . . . . . . . . . . .          210,532                    5.3
George W. Fleck(1)(10) . . . . . . . . . . . . . . . .          191,892                    4.8
Gerald E. Brady(1)(10) . . . . . . . . . . . . . . . .          115,281                    2.9
Michael A. DeBias(10). . . . . . . . . . . . . . . . .          115,281                    2.9
R. James Barnett(2). . . . . . . . . . . . . . . . . .            5,442                      *
Roger G. Fein(2)(5)(7)(8)(10). . . . . . . . . . . . .           20,000                      *
Charles P. McLarnon(2)(5)(8)(11) . . . . . . . . . . .           21,390                      *
Dennis W. Sheehan(2)(5). . . . . . . . . . . . . . . .           35,000                      *
George Binnie(9) . . . . . . . . . . . . . . . . . . .             None                    -0-
Karl H. Reitz(9) . . . . . . . . . . . . . . . . . . .             None                    -0-
All directors and executive officers of the Company
  as a group including the persons named above
  (14 persons)(1)(2)(10)(11) . . . . . . . . . . . . .        1,378,028                   34.2

-----------------------------

*    Less than 1% of the outstanding shares of the Company's Common Stock.

(1) Ownership of shares of Common Stock shown for Messrs. Parker, Romanovich, Fleck and Brady, and for all directors and executive officers of the Company as a group, includes shares of Common Stock of the Company not held directly by them but held by or for the benefit of (i) their spouses or
     (ii) a trust, the beneficiaries of which are members of Mr. Parker's family, as to which they have neither investment power nor voting power. See notes (3) and (4) to the table under "Security Ownership of Principal Stockholders" below under this Item for an explanation of shares included that are not held directly by Messrs. Parker and Romanovich. In addition, shares were held by or for the benefit of such spouses and trust of the following persons and the directors and executive officers as a group in the amounts indicated: Mr. Fleck -- 50,000 shares (held by spouse);
     Mr. Brady -- 45,000 shares (held by spouse); and all directors and executive officers as a group (including all of such individuals named) -- 425,000 shares.

(2) The numbers of shares of Common Stock shown in the above table for Messrs. Barnett, Fein, McLarnon and Sheehan, and for all directors and executive officers of the Company as a group, and the percentages of shares of Common Stock shown for them in the above table, are based on the assumption that currently outstanding stock options covering shares of Common Stock which were exercisable within 60 days of September 30, 1995 had been exercised as follows: Mr. Barnett -- 5,000 shares (granted pursuant to the Company's Employees' Incentive Stock Option Plan); and as explained in note (5) below, Mr. Fein -- 15,000 shares, Mr. McLarnon -- 15,000 shares and

     Mr. Sheehan -- 15,000 shares; and all directors and executive officers as a group (including all of such named individuals) -- 56,000 shares. The persons named and the members of such group disclaim any beneficial ownership of the shares of Common Stock subject to those options.

(3) See notes (3) and (5) to the table under "Security Ownership of Principal Stockholders" below under this Item.

(4) See notes (4) and (5) to the table under "Security Ownership of Principal Stockholders" below under this Item.

(5) Includes 15,000 shares of Common Stock that may be purchased by each of Messrs. Fein, McLarnon and Sheehan upon the exercise of presently exercisable options granted pursuant to the Company's Directors' Stock Option Plan.

(6) See note (3) to the table under "Security Ownership of Principal Stockholders" below under this Item.

(7) Includes 5,000 shares of Common Stock held in a self-directed individual retirement account, the beneficiary of which is Mr. Fein, who has the power of investment direction over such retirement trust; but does not include the 150,000 shares of Common Stock beneficially owned by the trust described in note (3) to the table under "Security Ownership of Principal Stockholders" below under this Item.

(8) Does not include any of the 187,000 shares of Common Stock beneficially owned by the Bliss & Laughlin Steel Company Pension Plans Stock Investment Trust, the beneficiaries of which are certain BLSC employees.
     Messrs. Gregory H. Parker, Roger G. Fein and Charles P. McLarnon, directors of the Company, are the trustees of this trust and have sole voting and investment power with respect to these shares of Common Stock, subject to direction from the Board of Directors of BLSC. Messrs. Parker, Fein and McLarnon disclaim any beneficial ownership of such shares.

(9) Messrs. Binnie and Reitz, directors of the Company and BLSC, are, pursuant to an agreement with the Company, designees of Stelco to serve as directors of the Company and BLSC. See Item 13 of this Report. See also notes (1) and (5) to the table under "Security Ownership of Principal Stockholders" below under this Item for information regarding the ownership by Stelco of shares of Common Stock of the Company.

(10) See note (6) to the table under "Security Ownership of Principal Stockholders" below under this Item. Each Option Agreement Stockholder named therein is deemed, pursuant to Rule 13d-5(b)(1) under the Exchange Act, to have acquired beneficial ownership as of September 16, 1995 (the date of the original stock option agreement among the Option Agreement Stockholders, BRW Steel Corporation and B&L Acquisition Corporation) of all shares of Common Stock beneficially owned by the Option Agreement Stockholders as a group. The shares of Common Stock reflected in the above table do not include such shares. The Option Agreement Stockholders disclaim beneficial ownership of shares of Common Stock not owned by themselves, their respective spouses or trusts for the benefit of themselves or their families.

(11) The numbers and shares of Common Stock shown in the above table for Mr. McLarnon and for all directors and executive officers of the Company as a group include 4,790 shares of Common Stock that Mr. McLarnon may elect to receive pursuant to the terms of the Directors' Deferred Compensation Plan (the "Plan"). The percentages of shares of Common Stock owned by Mr. McLarnon and by all directors and executive officers of the Company as a group are based on the assumption that if Mr. McLarnon elects to receive shares of Common Stock pursuant to the Plan, the Company would, as permitted by the Plan, purchase existing shares of Common Stock on the open market to deliver to Mr. McLarnon rather than issue new shares of Common Stock to him.


     SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS

     The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of September 30, 1995, by each person or group that is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of its Common Stock. Information with respect to beneficial ownership is based upon information furnished by such Stockholder or contained in filings made with the Securities and Exchange Commission.

                                                                 Number of Shares
                                                                  of Common Stock
                                                                  of the Company             Percent
Name and Address of Beneficial Owner                            Beneficially Owned           of Class
------------------------------------                            ------------------           --------
Stelco Inc.(1)(5). . . . . . . . . . . . . . . . . . . . . .         1,598,759                 40.3%
Stelco Tower
100 King Street West
Hamilton, Ontario, Canada L8P 1A2

B&L Acquisition Corporation(2)(5)(6)
4 Northshore Center
Pittsburgh, PA  15212. . . . . . . . . . . . . . . . . . . .           774,059                 19.5

Gregory H. Parker(3)(5)(6) . . . . . . . . . . . . . . . . .           479,729                 12.1
281 East 155th Street
Harvey, IL  60426

Anthony J. Romanovich(4)(5)(6) . . . . . . . . . . . . . . .           210,532                  5.3
281 East 155th Street
Harvey, IL  60426

Option Agreement Stockholders as a group(2)(5)(6). . . . . .         1,520,759                 38.3
c/o Bliss & Laughlin Industries Inc.
281 East 155th Street
Harvey, IL  60426

-----------------------------
(1)  As reported to the Company by Stelco, pursuant to Amendment No. 1 to its
     Schedule 13D dated October 1, 1990. The shares of Common Stock beneficially owned by Stelco are directly owned by Stelco Enterprises Corp., an indirectly wholly-owned Delaware subsidiary of Stelco.

(2) Pursuant to a Stock Option Agreement dated as of September 16, 1995, as amended and superseded by an Amended Stock Option Agreement dated as of October 4, 1995 and an Amendment No. 1 thereto dated October 18, 1995 (the "Option Agreement"), the Option Agreement Stockholders granted to B&L Acquisition Corporation ("Merger Sub") an option to acquire an aggregate of 774,059 of the 1,520,759 shares of Common Stock collectively owned by the Option Agreement Stockholders. See "OPTION AGREEMENT" under Item 13 of this Report and note (6) below. See notes (3), (4) and (6) below as to the number of shares of Common Stock of Messrs. Parker and Romanovich, their spouses and a trust for the benefit of members of Mr. Parker's family included in the number of shares covered by the Option Agreement.

(3) Includes (a) 50,000 shares of Common Stock owned by Mr. Parker's spouse, and (b) 150,000 shares of Common Stock beneficially owned by a trust, the beneficiaries of which are members of Mr. Parker's family. With respect to
     (b), Roger G. Fein, as trustee of the trust, is the record holder of these shares and has sole voting and investment power with respect to these shares. Messrs. Parker and Fein disclaim any beneficial ownership of such shares. The address of the trust is c/o Roger G. Fein, 225 West Wacker Drive, Chicago, Illinois 60606. Does not include any shares of Common Stock beneficially owned by the BLSC Pension Plans Stock Investment Trust. Does not include the shares of Common Stock of any Option Agreement Stockholder other than those of Mr. Parker, his spouse and the trust for the benefit of members of his family. Of those shares of Mr. and Mrs. Parker and such trust, 244,179 are subject to the Option Agreement. See also note (8) to the table under "Security Ownership of Management" above under this Item.

(4) Includes 53,000 shares of Common Stock owned by Mr. Romanovich's spouse. Does not include the shares of Common Stock of any Option Agreement Stockholder other than those of Mr. Romanovich and his spouse. Of those shares of Mr. and Mrs. Romanovich, 107,159 are subject to the Option Agreement.

(5) All of the shares included as being beneficially owned by Stelco, the Option Agreement Stockholders, and Messrs. Parker and Romanovich are subject to a Right of First Refusal and Standstill Agreement, dated May 11, 1990, by and among the Company, Stelco and the Option Agreement Stockholders. See Item 13 of this Report.

(6)  The Option Agreement Stockholders are the following persons and trusts:
     (i) Messrs. Gregory H. Parker, Anthony J. Romanovich, Gerald E. Brady, Michael A. DeBias, Richard M. Bogdon, Chester J. Pucilowski and Richard W. Ressler, who are current officers or a key employee of the Company or BLSC, and, in addition, Messrs. Parker and Romanovich are directors of the Company and BLSC, (ii) Messrs. George W. Fleck and Carl H. Laib, who are former officers or key employees of the Company or BLSC, (iii) F.
     Elizabeth Parker, Barbara A. Romanovich, Carole A. Brady, Phyllis Bogdon, Geraldine Pucilowski and Joan E. Fleck, who are spouses of the above-named current or former officers or key employees of the Company or BLSC, (iv) Roger G. Fein, as Trustee of the Gregory H. Parker Irrevocable Family
     Trust under Trust Agreement dated October 31, 1988 (see note (3) above as to the 150,000 shares of Common Stock beneficially owned by this trust) -- Mr. Fein is a director of the Company and BLSC, and (v) William P. Daugherty, as Trustee of the William P. Daugherty Trust dated May 11, 1989, and Ellen L. Daugherty, as Trustee of the Ellen L. Daugherty Trust dated May 11, 1989, Mr. Daugherty is a former officer of the Company and Ellen L. Daugherty is his spouse. The Option Agreement Stockholders have entered into an Option Agreement with BRW Steel Corporation and B&L Acquisition Corporation pertaining to an aggregate of 774,059 of their shares of Common Stock (representing 19.5% of the issued and outstanding shares of Common Stock) and have filed a Schedule 13D pertaining thereto. Of these shares, 244,179 and

     107,159 are included in the table entries for Messrs. Parker and Romanovich, respectively. See notes (3) and (4) above. The Option Agreement Stockholders disclaim beneficial ownership of shares not owned by themselves, their respective spouses or trusts for benefit of themselves or their families. All of the shares of Common Stock owned by the Option Agreement Stockholders are also subject to the First Refusal Agreement.
     See Item 13 of this Report.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     STELCO

     In May 1990, pursuant to stockholder approval, the Company consummated the transactions contemplated by an Agreement of Purchase and Sale dated January 26, 1990 (the "Purchase Agreement"), by and among Stelco, one of Canada's leading steel producers, the Company, and the Company's wholly-owned subsidiaries, CDSC and BLSC. Pursuant to the Purchase Agreement, the Company issued 1,559,759 shares of its Common Stock to Stelco, at a price of $12 per share, for a total purchase price of $18,717,108, and CDSC, for a purchase price of $12,393,048, purchased substantially all of the assets (excluding accounts receivable relating to products shipped prior to closing) of Stelco's Canadian Drawn Steel Company business unit ("Canadian Drawn"). Canadian Drawn's business was the manufacture and sale of cold finished steel bars. The shares of the Company's Common Stock purchased pursuant to the Purchase Agreement (which are directly owned by Stelco Enterprises Corp., an indirectly wholly-owned Delaware subsidiary of Stelco) constituted approximately 39.3% of the then outstanding shares of the Company's
Common Stock.

     Pursuant to the Purchase Agreement, Stelco has agreed for as long as Stelco is a stockholder of the Company plus one year after disposition of its last share of the Company's Common Stock, whichever is later, not to compete with the Company in the cold finished steel bar business. Further, the Purchase Agreement provides that the Company has a right of first refusal, for as long as Stelco owns at least 15% of the issued and outstanding shares of the Company's Common Stock, to effect any proposed United States acquisition by Stelco of a business engaged in the manufacture of cold finished steel bars and in those instances where Stelco desires to expand its opportunities and other businesses in the United States through the Company.

     Further, as contemplated by the Purchase Agreement, a Right of First Refusal and Standstill Agreement (the "First Refusal Agreement") was executed at closing by the Company, Stelco and certain present and former officers and key employees of the Company, certain of their spouses and trustees of certain trusts established for the benefit of their families (who are collectively referred to in this Report as the "Option Agreement Stockholders"). The First Refusal Agreement provides, among other things, for Stelco representation on the Company's

Board of Directors (as well as on the Boards of Directors of the Company's subsidiaries), and reciprocal rights of first refusal among Stelco and the Option Agreement Stockholders with respect to the sale or transfer of shares of the Company's Common Stock. The Option Agreement Stockholders consist of the original 10 stockholders of the Company (i.e., the stockholders of the Company prior to its initial public offering of its shares of Common Stock in December 1988), their spouses (if shares of the Company's Common Stock have been transferred to them) and trustees of trusts established for the benefit of such stockholders, their spouses or their families. The Option Agreement Stockholders include, among others, Messrs. Parker, Romanovich, Fleck, Brady, DeBias, Pucilowski and Bogdon and their respective spouses. For information with regard to certain of those Option Agreement Stockholders, their positions with the Company and its subsidiaries and their shareholdings, see Items 10 and 12 of this Report.

     Pursuant to the First Refusal Agreement, Stelco has designated George Binnie and Karl H. Reitz as its choices for directors of the Company and BLSC. Messrs. Binnie and Reitz are Class I and Class II directors, respectively, whose terms expire at the time of the Company's 1996 and 1997 annual meeting of stockholders, respectively, or when their successors shall have been duly elected and qualified.

     During fiscal 1995, Stelco provided certain raw materials to the Company for an aggregate purchase price of $14,560,000. The Company's purchases of materials from Stelco amounted to an aggregate of $76,300,000 for fiscal years 1990 through 1995. The Company believes that such purchases were on terms at least as favorable to the Company as those it would have received from unaffiliated suppliers of such raw materials.

     See also "LEGAL PROCEEDINGS -- STELCO LAWSUIT" under Item 3 of this Report, "EXECUTIVE COMPENSATION -- Employment Agreements" under Item 11 of this Report and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -- Security Ownership of Principal Stockholders" under Item 12 of this Report.

     MISCELLANEOUS

     The Company has retained Wildman, Harrold, Allen & Dixon as its legal counsel. Roger G. Fein, a member of the Company's Board of Directors, is a partner of Wildman, Harrold, Allen & Dixon. With the consent of the Company's Board of Directors, such law firm represented the Option Agreement Stockholders in a lawsuit filed by Stelco which is described above in answer to Item 3 of this Report. See also Item 12 of this Report for information regarding Mr. Fein's shareholdings.

     Messrs. Karl H. Reitz and Roger G. Fein are members of the Company's Human Resources Committee.

     All transactions with related parties occurring prior to the date of this Report have been approved or ratified by all disinterested members of the Board of Directors of the Company. Any future transactions, including loans, with directors, officers, key employees or affiliates of the Company will be made only if the transaction has been approved by a majority of the Board of Directors and a majority of the then disinterested members of the Board of Directors and is on terms no less favorable than could have been obtained from unaffiliated third parties and is for a bona fide business purpose.


     PROPOSED MERGER

     Pursuant to the Merger Agreement with BRW and Merger Sub, among other things, (i) Merger Sub will be merged with and into the Company, with the Company being the Surviving Corporation in the Merger, and (ii) each outstanding share of Common Stock of the Company (the "Common Stock") (other than shares held as treasury shares by the Company, shares held by BRW and its affiliates and shares held by dissenting stockholders) will be cancelled and converted into the right to receive $9.50 in cash, without interest (the "Merger Consideration"). See "BUSINESS -- General" under Item 1 of this Report for additional information concerning the Merger.

     BRW has advised the Company as to its following ownership structure. BRW is currently controlled by BRW Steel Holdings, L.P. ("BRWSH"). The unionized employees of BRW will receive a minority equity stake in BRW pursuant to BRW's collective bargaining agreement with the United Steelworkers of America. BRWSH is a limited partnership, the general partner of which is BRW Partners, Inc. ("BRWPI"). BRWPI is owned by Messrs. Robert B. McKeon, Thomas
J. Campbell and Kenneth R. Brotman, all of whom are directors of BRW and principals of Veritas Capital Inc., a merchant banking firm headquartered in New York, New York. Pursuant to the organizational documents of BRWPI, all material actions to be taken by BRWPI as general partner of BRWSH require the approval of Mr. McKeon and either Mr. Campbell or Mr. Brotman. BRWSH's address is c/o Veritas Capital Inc., 10 East 50th Street, New York, New York 10022.

     OPTION AGREEMENT

     BRW conditioned its entering into the First Merger Agreement upon obtaining an agreement from certain Stockholders of the Company providing for, among other things, such Stockholders' grant to Merger Sub of an option to purchase up to 774,059 shares of Common Stock (approximately 19.5% of the outstanding shares of Common Stock), a commitment of those Stockholders to vote in favor of the Merger, and payment to BRW by such Stockholders of a cancellation fee under certain circumstances, including Stelco's exercise of its right of first refusal under the First Refusal Agreement. Accordingly, to induce BRW to enter into the First Merger Agreement, the Option Agreement Stockholders, who collectively own 1,520,759 shares of Common Stock (approximately 38.3% of the outstanding shares of Common Stock), entered into a stock option agreement dated as of September 16, 1995 (the "First Option Agreement") with BRW and Merger Sub, granting Merger Sub an option to purchase 774,059 of their shares of Common Stock at a price of $7.75 price per share, the same price per share that would have been payable to all Stockholders pursuant to the First Merger Agreement. The First Option Agreement also required the Stockholders who are parties thereto to vote their 774,059 shares of Common Stock that are subject to the First Option Agreement for the approval and adoption of the First Merger Agreement and the transactions contemplated thereby, and provided for such Stockholders to pay to Merger Sub, under certain circumstances (including Stelco's exercise of its right of first refusal under the First Refusal Agreement), an aggregate cancellation fee of $1,250,000 and to reimburse BRW and Merger Sub and their affiliates for their expenses of up to $250,000 incurred in connection with the proposed merger and the transactions contemplated thereby. In connection with entering into the Merger Agreement, BRW, Merger Sub and the Option Agreement Stockholders entered into an Amended Stock Option Agreement dated as of October 4, 1995, as further amended on October 18, 1995 (the "Option Agreement") to reflect the new $9.50 price per share payable to all Stockholders pursuant to the Merger Agreement. The Option Agreement, which superseded the First Option Agreement, generally includes the same provisions (other than the price per share) as were contained in the First Option Agreement, including the Stockholders' agreement to vote 774,059 of their shares of Common Stock for the Merger Agreement and to pay a cancellation fee under certain circumstances. The Option Agreement Stockholders are the 10 original Stockholders of the Company and certain of their spouses and trustees of certain trusts established for the benefit of their families. Those persons are also parties to the First Refusal Agreement entered into among such persons, the Company and Stelco. The names of, and other information regarding, the Option Agreement Stockholders are set forth in Note (6) to the table under "Security Ownership of Principal Stockholders" under Item 12 of this Report. See also "Security Ownership of Management" under Item 12 of this Report.

     Subject to certain conditions described below, each Option Agreement Stockholder granted to Merger Sub an irrevocable option (the "Option") to purchase certain shares of Common Stock beneficially owned by such Option Agreement Stockholder for a price per share equal to the Merger Consideration ($9.50 per share), or any higher price paid for a share of Common Stock in the Merger or in any other merger with the Company and BRW or Merger Sub or pursuant to a tender offer by BRW or Merger Sub. In the aggregate, 774,059 shares of Common Stock (approximately 19.5% of the outstanding shares of Common Stock) are subject to the Option Agreement (such shares are hereinafter referred to as the "Optioned Shares"). Each Option Agreement Stockholder has delivered his or her Optioned Shares to LaSalle National Trust, N.A., as escrow agent (the "Escrow Agent") pursuant to a Stockholder Escrow Agreement dated as of September 19, 1995, as amended as of October 4, 1995, among such Option Agreement Stockholder, Merger Sub and the Escrow Agent.

     EXERCISE OF OPTION; RESALE BY THE OPTION AGREEMENT STOCKHOLDERS

     Merger Sub may exercise the Option with respect to all of the Optioned Shares at any time from the date of the Option Agreement until the earlier of January 31, 1996 or the termination of the Merger Agreement due to a material breach by Merger Sub of its obligations under the Merger Agreement, provided that: (a) Stelco has not purchased the Optioned Shares pursuant to the exercise of Stelco's right of first refusal under the First Refusal Agreement, (b) no preliminary or permanent injunction or other order issued by any court of competent jurisdiction shall be in effect which would prohibit the purchase or delivery of the Optioned Shares, and (c) the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act shall have expired with respect to such purchase and delivery. If, prior to October 4, 1996, any Option Agreement Stockholder (or his or her assignee) or the Company enters into an agreement to sell or exchange all or substantially all of the shares of Common Stock of the Company (including any such sale or exchange pursuant to a merger, tender or exchange offer) held by such Option Agreement Stockholder to or with a third party, such Option Agreement Stockholder shall pay to Merger Sub an amount equal to 50% of (a) the difference between the aggregate consideration received by such Option Agreement Stockholder (net of expenses) with respect to his Optioned Shares in such transaction and (b) the product of $7.75 multiplied by the number of Optioned Shares sold or exchanged by such Option Agreement Stockholder.

     VOTING OF SHARES

     The Option Agreement Stockholders have agreed to vote all of their Optioned Shares on matters as to which each such Option Agreement Stockholder is entitled to vote at a meeting of the Stockholders of the Company, as follows: (i) in favor of approval and adoption of the Merger Agreement and the transactions contemplated thereby, (ii) not in favor of any action or agreement which would result in a material breach of any covenant, representation or warranty or any other obligation of the Company under the Merger Agreement, and (iii) against any action or agreement which would impede, interfere with, or attempt to discourage, the Merger.


     COVENANTS OF THE OPTION AGREEMENT STOCKHOLDERS

     During the term of the Option Agreement, each Option Agreement Stockholder has agreed not to (i) sell, transfer, pledge, assign or otherwise dispose of, or enter into any contract, option or other transfer, pledge, assignment or other disposition of, any Optioned Shares, except that (a) if required by the terms of the First Refusal Agreement, such Option Agreement Stockholder may sell the Optioned Shares to Stelco pursuant to Stelco's exercise of its rights under the First Refusal Agreement or (b) the Option Agreement Stockholder, upon at least three days prior written notice to Merger Sub and upon expiration of any rights Stelco may have to purchase the Optioned Shares under the First Refusal Agreement, may sell or transfer the Optioned Shares to a purchaser or transferee that is a citizen of the United States of America or Canada, who does not intend to engage in a change of control transaction with the Company, and who executes with Merger Sub an agreement containing the same terms as the Option Agreement; (ii) acquire any additional shares of Common Stock of the Company without the prior consent of Merger Sub, other than pursuant to the exercise of existing stock options or similar rights; (iii) enter into a voting agreement with respect to any Optioned Shares; or (iv) initiate discussions or engage in negotiations with any person or entity (other than Merger Sub) concerning any possible acquisition of the Optioned Shares or any possible merger, purchase of assets, purchase of stock or similar transactions involving the Company or any major asset of the Company.

     The Option Agreement Stockholders have agreed to use their best efforts to cause the restrictions on transfer and the rights of first refusal applicable to the Optioned Shares to terminate, so as to cause such Option Agreement Stockholder's obligations under the Option Agreement to become unconditional and to permit the sale to Merger Sub of the Optioned Shares. The Option Agreement Stockholders also agreed to furnish Merger Sub with copies of all information, correspondence and other documents furnished to or by Stelco or its counsel by or to the Option Agreement Stockholders, the Company or their counsel (as the case may be), and to promptly inform Merger Sub of all actions taken by the Option Agreement Stockholders or Stelco with respect to compliance with the First Refusal Agreement including efforts to dispose of or settle the Stelco Lawsuit. See Legal Proceedings under Item 3 of this Report.


     RESALE PROVISIONS

     Under certain circumstances, Merger Sub, the Company and the Surviving Corporation in the Merger may have monetary obligations to the Option Agreement Stockholders in the event of a resale of the Optioned Shares or certain transactions involving the Company or the Surviving Corporation. If, before the earlier of the Effective Time or October 4, 1996, Merger Sub enters into an agreement to sell or exchange all or substantially all of the shares of Common Stock of the Company held by Merger Sub or an affiliate of Merger Sub to or with an unaffiliated third party, Merger Sub will pay to each Option Agreement Stockholder an amount equal to 50% of the difference between (a) the aggregate consideration (net of expenses) received by Merger Sub in the transaction with respect to the Optioned Shares and (b) the product of $9.50 multiplied by the number of such Option Agreement Stockholder's Optioned Shares. If, after the Effective Time and prior to October 4, 1996, Merger Sub, the Company or the Surviving Corporation enters into an agreement to (i) sell or exchange all or substantially all of the shares of Common Stock of the Company or the Surviving Corporation to or with, or (ii) merge or consolidate the Company or the Surviving Corporation with, or (iii) sell substantially all of the assets of the Company or the Surviving Corporation to, an unaffiliated third party, then Merger Sub, the Company and the Surviving Corporation will jointly pay to each Option Agreement Stockholder an amount equal to 50% of such Option Agreement Stockholder's pro rata share of the difference between (y) the Aggregate Transaction Value (as defined in Section 5(e) of the Option Agreement) received from such transaction and (z) $62,000,000.

     CANCELLATION FEE

     In the event that (a) Stelco exercises its rights under the First Refusal Agreement to purchase all of the Optioned Shares, or (b) before January 31, 1996 the Board of Directors of the Company terminates the Merger Agreement pursuant to the exercise of its fiduciary duties relating to an offer from a Qualified Bidder (as defined in the Merger Agreement) and a transaction is subsequently consummated, or (c) before January 31, 1996 a tender or exchange offer shall have been commenced to acquire 20% or more of the shares of Common Stock at a price in excess of $9.50, which tender or exchange offer is subsequently consummated, then each Option Agreement Stockholder must pay to Merger Sub a cash cancellation fee equal to such Option Agreement Stockholder's pro rata share of the sum of (x) $1,250,000 plus (y) all out-of-pocket fees and expenses (not to exceed $250,000) incurred by Merger Sub, BRW or their affiliates in connection with the Merger and the Option Agreement. The Option Agreement does not provide for Merger Sub to pay any cancellation fee to the Option Agreement Stockholders under any circumstances.

     INTERESTS OF CERTAIN PERSONS IN THE MERGER

     Certain of the officers and directors of the Company have interests in the Merger that are in addition to or different from the interests of Stockholders of the Company generally, as described below.


     EMPLOYMENT AGREEMENTS

     If the Merger is consummated, Messrs. Gregory H. Parker (Chairman, President and Chief Executive Officer and a Director of the Company and
BLSC), Anthony J. Romanovich (Senior Vice President and a Director of the Company and BLSC), Gerald E. Brady (Vice President of BLSC), Michael A. DeBias (Vice President of Purchasing of BLSC), Chester J. Pucilowski (Vice President, Medina Operations of BLSC), and R. James Barnett (President of
CDSC) (each an "Executive") are entitled to certain rights under change of control provisions (collectively, the "Change of Control Provisions") in their Employment Agreements (collectively, the "Employment Agreements") if their employment with the Company is terminated by them or by the Company, as described below. The Change of Control Provisions were designed, among other things, to provide the Executive with protection against the involuntary termination of his employment by Stelco if Stelco obtained control of the Company, unless the Executive voluntarily elected to terminate his employment. Although Richard M. Bogdon (Vice President of Human Resources of
BLSC) is a party to an Employment Agreement, he has entered into a termination agreement with the Company pursuant to which his employment will terminate on December 31, 1995, and the Change of Control Provisions will not apply to him with regard to the Merger. George W. Fleck, formerly Vice President, Finance, Secretary and Treasurer of the Company, was a party to an Employment Agreement. However, Mr. Fleck retired effective as of the close of business on September 30, 1995.

     GENERAL. The Employment Agreements were entered into on May 11, 1990 in connection with certain other above described transactions with Stelco. See "Employment Agreements" under Item 11 for a description of the Employment Agreements.

     The consummation of the Merger would be a "Change in Control" under the Employment Agreements. Accordingly, each Executive may voluntarily terminate his Employment Agreement for "Good Reason", at his election within 180 days following the Change in Control, whereupon severance payments would be due to such Executive in an amount equal to three times (one time in the case of R. James Barnett) his then annual compensation in one lump sum. Based on the current annual base salaries of such Executives, the aggregate amount of such payments currently is estimated (without giving effect to any reduction pursuant to Section 28OG of the Code) to be approximately $2,019,000 plus $125,000 (Canadian), of which the estimated amounts payable to Messrs. Parker, Romanovich, Brady, DeBias, Pucilowski and Barnett upon termination are $705,000, $435,000, $330,000, $300,000, $249,000 and $125,000 (Canadian),
respectively. No member of the Board of Directors will receive any severance compensation as result of the Merger, except for the severance, if any, payable to Messrs. Parker and Romanovich pursuant to their Employment Agreements.

     No arrangement has been made between BRW or Merger Sub and the executive officers of the Company and its subsidiaries with respect to continued employment as officers or employees of the Surviving Corporation in the Merger following completion of the Merger or with respect to purchase of stock in BRW or its affiliates or future benefits (other than those provided for in the Employment Agreements), although some informal discussions have been held with regard to certain of these matters.

     STOCK OPTIONS AND STOCK EQUIVALENCY UNITS

     All outstanding stock options granted to directors, officers and employees under either the Company's Directors' Stock Option Plan or the Company's Employees' Incentive Stock Option Plan that are outstanding immediately prior to the Effective Time shall be cancelled in exchange for the right to receive from the Company a cash payment equal to the product of
(a) the positive difference (if any) between $9.50 and the per share exercise price for such option, multiplied by (b) the number of shares of Common Stock issuable upon exercise of such option. As of the date hereof, there are outstanding options to purchase 37,500 shares of Common Stock under the Employees' Incentive Stock Option Plan, and 15,000 shares of Common Stock under the Directors' Stock Option Plan, which are exercisable at a price per share less than $9.50 and, thus entitling the holders thereof to such payment. All of such outstanding options entitling holders to such cancellation payment have an exercise price of $5.50 per share, have been outstanding for more than five years, and are fully vested. None of the Executives who have Employment Agreements hold any stock options, except for Mr. Barnett, who holds options to purchase 5,000 shares of Common Stock. Accordingly, all such officers and employees as a group (including Mr. Barnett), and Mr. Barnett, individually, will have the right to receive $150,000 and $20,000, respectively, for cancellation of those stock
                                      -60-
options if the Merger is consummated. Messrs. Roger G. Fein, Charles P. McLarnon and Dennis W. Sheehan, the outside independent, non-Stelco affiliated directors of the Company, each hold options to purchase 5,000 shares of Common Stock exercisable at $5.50 per share under the Directors' Stock Option Plan. Accordingly, if the Merger is consummated, each of Messrs. Fein, McLarnon and Sheehan will have the right to receive $20,000 for cancellation of those stock options.

     There are outstanding options to purchase an additional 55,000 shares of Common Stock under the Employees' Incentive Stock Option Plan and an additional 30,000 shares of Common Stock under the Directors' Stock Option Plan. However, the exercise price of those options exceeds $9.50 per share and, therefore, the holders of such options will not be entitled to any cancellation payment therefor.

     At the Effective Time, each outstanding stock equivalency account of the Company under the Directors' Deferred Compensation Plan shall be cancelled in exchange for the right to receive from the Company a cash payment equal to the product of (a) $9.50 multiplied by (b) the number of units (including fractional units) equivalent to shares of Common Stock in such stock equivalency account. Charles P. McLarnon is the only director who has a stock equivalency account.
As of September 30, 1995, the number of units in Mr. McLarnon's stock equivalency account is 4,790.466. Therefore, if the Merger is consummated, Mr. McLarnon will be entitled to receive a payment of $45,510 for those units.


     HOLDINGS OF COMPANY COMMON STOCK

     Certain officers and directors of the Company, the Option Agreement Stockholders, individually and as a group (which includes certain officers and directors of the Company and certain of their spouses and the trustee of a trust for the benefit of the family of one officer), and Stelco have significant holdings of shares of Common Stock. The Option Agreement Stockholders as a group collectively own 1,520,759 shares of Common Stock, or approximately 38.3% of the issued and outstanding shares of Common Stock. In addition, the Bliss & Laughlin Steel Company Pension Plans Stock Investment Trust ("Pension Trust") owns 187,000 shares of Common Stock, or approximately 4.7% of the issued and outstanding shares of Common Stock. The beneficiaries of the Pension Trust are certain BLSC employees. The Option Agreement Stockholders and the Pension Trust acquired all of their shares of Common Stock, and Stelco acquired 39,000 of its 1,598,759 shares of Common Stock, at a cost substantially below $9.50 per share. In connection with the Merger, the holders of these shares of Common Stock, as all other Stockholders, will have their shares of Common Stock cancelled and converted into the right to receive $9.50 per share. See Item 12 of this Report for additional information regarding the shareholdings of management and principal stockholders of the Company.

     INDEMNIFICATION AND INSURANCE

     Pursuant to the Merger Agreement, BRW has agreed that it shall, and shall cause Merger Sub, the Company and the Surviving Corporation to, jointly and severally, indemnify, defend and hold harmless the Indemnified Parties (as defined below), to the full extent permitted under and in accordance with Delaware law or the laws of the jurisdictions under which the Company's subsidiaries are incorporated, the Certificate of Incorporation or By-Laws of the Company or its subsidiaries, as applicable, or applicable indemnification agreements in effect at the date of the Merger Agreement (to the extent consistent with applicable law), against (a) all losses, claims, damages or liabilities arising out of actions or omissions occurring at or prior to the Effective Time ("Losses") arising under Environmental Laws (as defined in the Merger Agreement), until the death of all Indemnified Parties, and (b) all other Losses, until the later of (i) five years after the Effective Time or
(ii) the final resolution of all Losses and payment of all expenses incurred in the defense of any action or suit. "Indemnified Parties" means the present and former officers and directors of the Company and present and former officers and directors of the subsidiaries of the Company who, at the date of the Merger Agreement, would be indemnified under the By-Laws of the Company or its subsidiaries or who have indemnity agreements with the Company and the estates, descendants, heirs and beneficiaries of the estates of all such officers and directors. BRW has also agreed to use its best efforts to include the Indemnified Parties in any directors' and officers' insurance policy BRW may obtain, provided that the additional cost of adding the Indemnified Parties does not equal or exceed the cost of such insurance policy without the Indemnified Parties.

     The Company's Certificate of Incorporation provides that, to the fullest extent permitted by the Delaware General Corporation Law (the "DGCL"), a director of the Company shall not be liable to the Company or the Stockholders for monetary damages for breach of fiduciary duty as a director. This provision in the Certificate of Incorporation does not eliminate or limit the liability of a director for (a) any breach of the director's duty of loyalty to the Company or the Stockholders, (b) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (c) payment of dividends or purchases or redemptions of the Company's stock that are unlawful under the DGCL, or (d) any transaction from which the director derived an improper personal benefit.

     The Company's By-Laws provide that the Company shall, to the fullest extent permitted by law, indemnify any present or former director or key officer (as defined below) of the Company and pay or reimburse litigation expenses incurred by any such person, against an undertaking by such person to repay such expenses if it is ultimately determined that such person is not entitled to indemnification. A "key officer" means the Chairman of the Board of Directors, the President and any Vice President of the Company.

     The Company also entered into indemnification agreements, effective as of November 1, 1988, with the following persons who are present or former directors of the Company: Messrs. Gregory H. Parker, Anthony J. Romanovich, Roger G. Fein, Charles P. McLarnon, Dennis W. Sheehan, and George W. Fleck. These indemnification agreements provide for the indemnification of the aforementioned individuals and their respective heirs, executors and administrators against certain liabilities and for the advancement of expenses to them in connection with indemnifiable events, to the fullest extent permitted by Delaware law.

     See "LEGAL PROCEEDINGS" under Item 3 of this Report for information concerning litigation and other matters involving the Company and its directors.

     OPTION AGREEMENT PROVISIONS


     Messrs. Parker, Romanovich, Brady, DeBias and Pucilowski, who are officers of the Company, and certain of their spouses and the trustee of a trust for the benefit of one of their families, are among those who are Option Agreement Stockholders and parties to the Option Agreement and the First Refusal Agreement.

     See "OPTION AGREEMENT" above under this Item 13 for details concerning the Option Agreement, particularly the provisions dealing with an option cancellation fee, resale by The Option Agreement Stockholders and other resale provisions.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a)  1.   Financial Statements

                    The financial statements of the Company as listed in the Index to Financial Statements of Bliss & Laughlin Industries Inc. and Subsidiaries on page F-1.

               2.   Financial Statement Schedules

                    None.

               3.   Exhibits

                    The Exhibits to this Report on Form 10-K filed herewith are listed below in (c).

          (b)  REPORTS ON FORM 8-K

               There have been no current reports on Form 8-K filed by the Company during the last quarter of the period covered by this Report.

            (c)     EXHIBITS

           3(a) Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-25421.

           3(b) By-laws of the Company, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1990.

           3(c) Amended Article II, Section 2.8 of the By-laws of the Company, effective as of July 24, 1995.

           4(a) Specimen Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration
                    No. 33-25421.

          10(a) Inducement Agreement dated June 9, 1988 by and between the Development Authority of Cartersville (Georgia) and Bliss & Laughlin Steel Company, incorporated by reference to
                    Exhibit 10.7 to the Company's Registration Statement on Form S-1, Registration No. 33-25421.

          10(b) Loan Agreement, dated as of December 1, 1988, between Development Authority of Cartersville and Bliss & Laughlin Steel Company, incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the year ended September 30, 1989.

          10(c) Indenture of Trust, dated as of December 1, 1988, between Development Authority of Cartersville and Security Pacific National Trust Company (New York), as Trustee, incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended September 30, 1989.

          10(d) Letter of Credit Reimbursement Agreement, dated as of December 5, 1991, between Bliss & Laughlin Steel Company and The Northern Trust Company relating to $3,600,000 Development Authority of Cartersville Tax Exempt Adjustment Mode Industrial Development Revenue Bonds, Series 1988 (Bliss & Laughlin Steel Company Project), incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended September 30, 1992.

          10(e) Security Deed and Security Agreement, dated as of December 1, 1988, from Bliss & Laughlin Steel Company to Security Pacific National Trust Company (New York) and Bayerische Vereinsbank AG (Union Bank of

                    Bavaria), incorporated by reference to Exhibit 10(h) of the Company's Annual Report on Form 10-K for the year ended September 30, 1989.

          10(f)     Amendment to Security Deed and Security Agreement from
                    Bliss & Laughlin Steel Company to Security Pacific National Trust Company (New York), Bayerische Vereinsbank AG (Union Bank of Bavaria) and the Northern Trust Company dated as of December 5, 1991, incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended September 30, 1992.

          10(g) Purchase Agreement dated July 29, 1987, by and among Bliss & Laughlin Steel Company, AXIA Incorporated and New Axia Holding Corporation and related letter to Bliss & Laughlin Steel Company from Axia Incorporated and New Axia Holding Corporation dated October 30, 1987, incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, Registration No. 33-25421.

          10(h) Bliss & Laughlin Industries Inc. Employees' Incentive Stock Option Plan, incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, Registration No. 33-25421.

          10(i) Bliss & Laughlin Industries Inc. Directors' Stock Option Plan, incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, Registration No. 33-25421.

          10(j) Bliss & Laughlin Industries Inc. Employees' Stock Purchase Plan, amended and restated as of March 1, 1989, incorporated by reference to Exhibit 10(p) of the Company's Annual Report on Form 10-K for the year ended September 30, 1989.

          10(k) Bliss & Laughlin Steel Company Split Dollar Life Insurance Plan, incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, Registration No. 33-25421.

          10(l) Form of Agreement for Indemnification by and between the Company and its directors, incorporated by reference to
                    Exhibit 10.17 to the Company's Registration Statement on Form S-1, Registration No. 33-25421.

          10(m) Agreement of Purchase and Sale, dated January 26, 1990, by and among Stelco Inc., the Company, Canadian Drawn Steel Company Inc. and Bliss & Laughlin Steel Company, incorporated by reference to Appendix A to the Company's Proxy Statement dated April 17, 1990.

          10(n)     Right of First Refusal and Standstill Agreement, dated
                    May 11, 1990, by and among Stelco Inc., the Company and certain management stockholders of the Company, incorporated by reference to Appendix C to the Company's Proxy Statement dated April 17, 1990.

          10(o) Employment Agreement, dated as of May 11, 1990, by and between the Company and Gregory H. Parker, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1990.

          10(p) Employment Agreement, dated as of May 11, 1990, by and between the Company and Anthony J. Romanovich, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1990.

          10(q) Employment Agreement, dated as of May 11, 1990, by and between the Company and George W. Fleck, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1990.

          10(r) Revolving Credit Agreement, dated as of January 29, 1993 among Bliss & Laughlin Steel Company, as the Borrower, The Northern Trust Company and LaSalle National Bank, as the Lenders, and The Northern Trust Company, as Agent for the Lenders, and Exhibit C thereto, being the Guaranty of Bliss & Laughlin Industries Inc., incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1994.

          10(s) First Amendment to Revolving Credit Agreement, dated as of January 28, 1994 among Bliss & Laughlin Steel Company, The Northern Trust Company and LaSalle National Bank, and Exhibit D thereto, being the First Amendment to Guaranty of Bliss & Laughlin Industries Inc., incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1994.

          10(t) Second Amendment to Revolving Credit Agreement, dated as of December 9, 1994 among Bliss & Laughlin Steel Company, The Northern Trust Company and LaSalle National Bank, and Exhibit C thereto, being the Second Amendment to Guaranty of Bliss & Laughlin Industries Inc., incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1994.

          10(u) Bliss & Laughlin Industries Inc. Directors' Deferred Compensation Plan effective as of March 1, 1994, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1994.

          10(v) Amended Agreement and Plan of Merger dated as of October 4, 1995, by and among the Company, BRW Steel Corporation and B&L Acquisition Corporation.

          10(w) Amendment No. 1 to Amended Agreement and Plan of Merger dated as of October 18, 1995, by and among the Company, BRW Steel Corporation and B&L Acquisition Corporation.

          10(x) Form of Amended Stock Option Agreement dated as of October 4, 1995, by and among B&L Acquisition Corporation, BRW Steel Corporation and certain management stockholders of the Company.

          10(y) Form of Amendment No. 1 to Amended Stock Option Agreement dated as of October 18, 1995, by and among B&L Acquisition Corporation, BRW Steel Corporation and certain management stockholders of the Company.


          21 Subsidiaries of the Company, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1990.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BLISS & LAUGHLIN INDUSTRIES INC.


                              By:  /s/ GREGORY H. PARKER
                                   --------------------------------------------
                                   Gregory H. Parker,
                                   Chief Executive Officer


                              By:  /s/ PAUL J. AUSTGEN
                                   --------------------------------------------
                                   Paul J. Austgen,
                                   Chief Financial Officer
Date:  December 15, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                   /s/ GREGORY H. PARKER
                                   --------------------------------------------
                                   Gregory H. Parker, Director
                                   December 15, 1995

                                   /s/ ANTHONY J. ROMANOVICH
                                   --------------------------------------------
                                   Anthony J. Romanovich, Director
                                   December 15, 1995

                                   /s/ KARL H. REITZ
                                   --------------------------------------------
                                   Karl H. Reitz, Director
                                   December 15, 1995

                                   /s/ GEORGE BINNIE
                                   --------------------------------------------
                                   George Binnie, Director
                                   December 15, 1995

                                   /s/ ROGER G. FEIN
                                   --------------------------------------------
                                   Roger G. Fein, Director
                                   December 15, 1995

                                   /s/ CHARLES P. MCLARNON
                                   --------------------------------------------
                                   Charles P. McLarnon, Director
                                   December 15, 1995

                                   /s/ DENNIS W. SHEEHAN
                                   --------------------------------------------
                                   Dennis W. Sheehan, Director
                                   December 15, 1995

                        INDEX TO FINANCIAL STATEMENTS OF
                BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES

Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . F-2

Consolidated Statements of Income and Loss for the years ended
   September 30, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . F-3

Consolidated Statements of Common Stockholders' Equity for the years ended September 30, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . F-3

Consolidated Balance Sheets as of September 30, 1995 and 1994. . . . . . . . F-4

Consolidated Statements of Cash Flows for the years ended
   September 30, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . F-5

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS OF BLISS & LAUGHLIN INDUSTRIES INC.:

We have audited the accompanying consolidated balance sheets of BLISS & LAUGHLIN INDUSTRIES INC. (a Delaware corporation) AND SUBSIDIARIES as of September 30, 1995 and 1994, and the related consolidated statements of income and loss, common stockholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bliss & Laughlin Industries Inc. and Subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 8 to the financial statements, effective October 1, 1993, the Company changed its method of accounting for income taxes. Additionally, as discussed in Note 7 to the financial statements, effective October 1, 1992, the Company changed its method of accounting for postretirement benefits other than pensions.

                                           /s/ ARTHUR ANDERSEN LLP



Chicago, Illinois,
November 10, 1995

                   CONSOLIDATED STATEMENTS OF INCOME AND LOSS
                BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES
              FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               1995                1994                1993
                                                                           ----------          ----------          -----------
NET SALES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  169,372          $  152,435          $  136,923
COST OF SALES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (148,093)           (136,173)           (127,923)
                                                                           ----------          ----------          -----------
   Gross Profit. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   21,279          $   16,262          $    9,000
SELLING EXPENSES . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,759)             (2,672)             (2,462)
ADMINISTRATIVE EXPENSES. . . . . . . . . . . . . . . . . . . . . . . .         (8,928)             (8,695)             (7,345)
                                                                           ----------          ----------          -----------
   Operating income (loss) . . . . . . . . . . . . . . . . . . . . . .     $    9,592          $    4,895          $     (807)
INTEREST EXPENSE, net. . . . . . . . . . . . . . . . . . . . . . . . .         (1,508)             (1,266)             (1,035)
OTHER INCOME (EXPENSE), net. . . . . . . . . . . . . . . . . . . . . .           (264)                  2                   6
                                                                           ----------          ----------          -----------
   Income (loss) before provision for income taxes and cumulative
   effect of change in accounting principle. . . . . . . . . . . . . .     $    7,820          $    3,631          $   (1,836)
INCOME TAX PROVISION . . . . . . . . . . . . . . . . . . . . . . . . .         (2,608)               (866)               (594)
                                                                           ----------          ----------          -----------
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE. . . . . . . . . . . . . . . . . . . . . . . .     $    5,212          $    2,765          $   (2,430)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. . . . . . . . . .           ----                 813              (1,789)
                                                                           ----------          ----------          -----------
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .     $    5,212          $    3,578          $   (4,219)
                                                                           ----------          ----------          -----------
                                                                           ----------          ----------          -----------
PER SHARE DATA
   Net income (loss) per share before cumulative effect of change
   in Accounting Principle . . . . . . . . . . . . . . . . . . . . . .          $1.31                $.70               $(.61)

   Cumulative effect of change in Accounting Principle . . . . . . . .           ----                 .20                (.45)
                                                                                -----                ----              ------
   Net income (loss) per share . . . . . . . . . . . . . . . . . . . .          $1.31                $.90              $(1.06)

                                                                                -----                ----              ------
                                                                                -----                ----              ------


             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES
              FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
                    (IN THOUSANDS, EXCEPT SHARES OUTSTANDING)

                                                      COMMON STOCK             PREFERRED STOCK
                                          --------------------------------  --------------------
                                                                ADDITIONAL                                      CUMULATIVE
                                             SHARES              PAID-IN       SHARES               RETAINED    TRANSLATION
                                          OUTSTANDING   AMOUNT   CAPITAL    OUTSTANDING   AMOUNT    EARNINGS     ADJUSTMENT   TOTAL
                                          -----------   ------  ----------  -----------   ------    --------    -----------  -------
BALANCE September 30, 1992 . . . . . .      3,969,518     $40     $25,229         --      $  --     $ 1,612      $  (766)   $26,115
      1993 net loss. . . . . . . . . .             --      --          --         --         --      (4,219)          --     (4,219)
      Cumulative translation
      adjustment . . . . . . . . . . .             --      --          --         --         --          --         (677)      (677)
                                          -----------   ------  ----------  -----------   ------    --------    ---------   -------
BALANCE September 30, 1993 . . . . . .      3,969,518     $40     $25,229         --      $  --     $(2,607)     $(1,443)   $21,219
      1994 net income. . . . . . . . .             --      --          --         --         --     $ 3,578           --      3,578
      Cumulative translation
      adjustment . . . . . . . . . . .             --      --          --         --         --          --          (75)       (75)
                                          -----------   ------  ----------  -----------   ------    --------    ---------   --------
BALANCE September 30, 1994 . . . . . .      3,969,518     $40     $25,229         --      $  --     $   971      $(1,518)   $24,722
      1995 net income. . . . . . . . .             --      --          --         --         --     $ 5,212           --    $ 5,212
      Cumulative translation
      adjustment . . . . . . . . . . .             --      --          --         --         --          --           34         34
                                          -----------   ------  ----------  -----------   ------    --------    ---------   -------
BALANCE September 30, 1995 . . . . . .      3,969,518     $40     $25,229         --   $     --    $  6,183      $(1,484)   $29,968
                                          -----------   ------  ----------  -----------   ------    --------    ---------   -------
                                          -----------   ------  ----------  -----------   ------    --------    ---------   -------



           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                           CONSOLIDATED BALANCE SHEETS
                BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES
                        AS OF SEPTEMBER 30, 1995 AND 1994
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         1995                 1994
                                                                                        -------             -------
                                                ASSETS
CURRENT ASSETS:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .        $   918             $   926
   Accounts receivable, less allowances of $397 in 1995 and $355 in 1994 . . . .         18,670              18,466
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         30,001              27,255
   Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,389                 837
                                                                                        -------             -------
       Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . .        $50,978             $47,484
                                                                                        -------             -------
PROPERTY, PLANT AND EQUIPMENT:
   Land and land improvements. . . . . . . . . . . . . . . . . . . . . . . . . .        $ 1,720             $ 1,680
   Buildings and building improvements . . . . . . . . . . . . . . . . . . . . .          9,623               9,165
   Machinery and other equipment . . . . . . . . . . . . . . . . . . . . . . . .         20,683              19,030
                                                                                        -------             -------
                                                                                        $32,026             $29,875
   Accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . .        (14,804)            (13,032)
                                                                                        -------             -------
   Net property, plant and equipment . . . . . . . . . . . . . . . . . . . . . .        $17,222             $16,843
                                                                                        -------             -------
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 3,670             $ 3,412
                                                                                        -------             -------
       Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $71,870             $67,739
                                                                                        -------             -------
                                                                                        -------             -------
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Revolving credit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $13,900             $16,550
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,379              13,965
   Accounts payable-Stelco . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,031               1,203
   Payroll and other accrued liabilities . . . . . . . . . . . . . . . . . . . .          5,182               4,530
   Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            514                 799
                                                                                        -------             -------
       Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . .        $35,006             $37,047
                                                                                        -------             -------
NONCURRENT RETIREMENT BENEFITS LIABILITY . . . . . . . . . . . . . . . . . . . .          1,948               1,959
                                                                                        -------             -------
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 1,348             $   411
                                                                                        -------             -------
LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 3,600             $ 3,600
                                                                                        -------             -------
COMMITMENTS AND CONTINGENCIES  . . . . . . . . . . . . . . . . . . . . . . . . .
STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; authorized 1,500,000 shares; no
   shares outstanding in 1995 or 1994. . . . . . . . . . . . . . . . . . . . . .         $   --              $   --
   Common stock, $.01 par value; authorized 6,000,000 shares; issued and
   outstanding 3,969,518 in 1995 and 1994. . . . . . . . . . . . . . . . . . . .             40                  40
   Additional paid-in capital--common stock. . . . . . . . . . . . . . . . . . .         25,229              25,229
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,183                 971
   Cumulative translation adjustment . . . . . . . . . . . . . . . . . . . . . .         (1,484)             (1,518)
                                                                                        -------             -------
       Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . .        $29,968             $24,722
                                                                                        -------             -------
       Total liabilities and stockholders' equity. . . . . . . . . . . . . . . .        $71,870             $67,739
                                                                                        -------             -------
                                                                                        -------             -------

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES
              FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                                                                                          1995           1994           1993
                                                                                        -------        -------        --------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 5,212        $ 3,578        $(4,219)
     Adjustments to reconcile net income (loss) to net cash provided by
     (used for) operating activities--
          Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .          1,764          1,616          1,506
          Provision for losses on accounts receivable. . . . . . . . . . . . . .            (72)            99             97
          Decrease (Increase) in prepaid pension cost. . . . . . . . . . . . . .             23            (14)            12

     Decrease (Increase) in current assets--
          Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . .           (127)          (486)        (3,247)
          Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,733)         2,310         (8,441)
          Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           (550)            40           (290)
     (Increase) in other assets. . . . . . . . . . . . . . . . . . . . . . . . .           (281)          (362)           (91)
     Increase (Decrease) in current liabilities--
          Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .            237         (3,241)         4,206
          Payroll and other accrued liabilities. . . . . . . . . . . . . . . . .            651          1,567            436
          Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . .           (286)           (46)           582
     (Decrease) Increase in noncurrent retirement benefits liability . . . . . .            (11)           (73)         1,901
     Increase (Decrease) in deferred income taxes. . . . . . . . . . . . . . . .            934           (481)            83
                                                                                        -------        -------        --------
          Net cash provided for (used for) operating activities. . . . . . . . .        $ 4,761        $ 4,507       $ (7,465)
                                                                                        -------        -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment . . . . . . . . . . . . . . . . .         (2,144)        (1,949)        (1,612)
                                                                                        -------        -------        --------
          Net cash used for investing activities . . . . . . . . . . . . . . . .        $(2,144)       $(1,949)      $ (1,612)
                                                                                        -------        -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net (payments) receipts under revolving credit agreements. . . . . . . . .        $(2,650)       $(2,448)      $  9,000
                                                                                        -------        -------        --------
          Net cash (used for) provided by financing activities . . . . . . . . .        $(2,650)       $(2,448)      $  9,000
                                                                                        -------        -------        --------
EFFECT OF EXCHANGE RATE CHANGES. . . . . . . . . . . . . . . . . . . . . . . . .        $    25        $   (11)      $    185
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . .        $    (8)       $    99       $    108
CASH AND CASH EQUIVALENTS, beginning of year . . . . . . . . . . . . . . . . . .            926            827            719
                                                                                        -------        -------        --------
CASH AND CASH EQUIVALENTS, end of year . . . . . . . . . . . . . . . . . . . . .        $   918        $   926       $    827
                                                                                        -------        -------        --------
                                                                                        -------        -------        --------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid during the year . . . . . . . . . . . . . . . . . . . . . . .        $ 1,942        $ 1,277       $  1,079
     Income taxes paid (refunds received) during the year. . . . . . . . . . . .        $ 2,537        $    16       $    (63)



           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES
                        SEPTEMBER 30, 1995, 1994 AND 1993

(1)  THE COMPANY:

In 1990, Bliss & Laughlin Industries Inc. ("BLI") created Canadian Drawn Steel Company Inc. ("CDSC") as a wholly owned subsidiary. On May 11, 1990, BLI, through CDSC, purchased substantially all the assets of the Canadian Drawn Steel Company business unit of Stelco Inc. ("Canadian Drawn"). After the purchase, BLI owned 100% of the common stock of Bliss & Laughlin Steel Company ("BLSC") (an Illinois corporation) and CDSC (a Canadian corporation). The financial statements reflect the consolidated financial position and results of operations of BLI, BLSC and, since May 11, 1990, the results of operations for CDSC (collectively, the "Company"). Substantially all of the assets of the Company are in BLSC and CDSC, the operating subsidiaries.

(2)  SIGNIFICANT ACCOUNTING POLICIES:

CASH AND CASH EQUIVALENTS
Cash and cash equivalents includes primarily cash as well as highly liquid investments purchased with maturities of three months or less.

INVENTORIES
Inventories are stated at the lower of cost or market and include the costs of material, labor and factory overhead. The last-in, first-out ("LIFO") method is used to determine the cost of BLSC inventories. Under the LIFO method, current costs are charged to cost of sales for the year. The first-in, first-out ("FIFO") method is used to determine the cost of CDSC inventories. Inventories recorded under the LIFO method were $22,181,000, or 74%, in 1995 and $19,557,000, or 72%, in 1994; the remainder of inventory is recorded under the FIFO method.

PROPERTY AND DEPRECIATION
Property, plant and equipment are stated at cost. Depreciation for financial reporting purposes is provided principally on the straight-line method over the estimated useful lives of the assets. The average life of plant and equipment acquired before October 30, 1984, is 25 years for buildings and 7 years for machinery and equipment. For assets acquired after October 30, 1984, the average lives are 40 years for buildings and 12 years for machinery and equipment. Purchased software is capitalized and amortized over 5 years. Accelerated methods and lives are used for income tax purposes.

Expenditures for maintenance and repairs which do not significantly increase the life or efficiency of the asset are charged to expense when incurred. Expenditures for renewals and betterments are capitalized and depreciated over the shorter of their estimated useful lives or the remaining useful life of the asset to which they relate. The net gain or loss on property replaced, retired or otherwise disposed of is recognized in the period incurred.

INCOME TAXES
The provision for income taxes is based on pretax income reported in the consolidated financial statements, including those items for which actual tax payment or tax benefit is deferred to future years. Effective October 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109: Accounting for Income Taxes. SFAS No. 109 utilizes the liability method of accounting for deferred income taxes.

EARNINGS (LOSS) PER SHARE
Earnings (loss) per common share is computed based on the weighted average number of shares of common stock outstanding and common stock equivalents during the respective years. The weighted average number of shares used for computing earnings (loss) per share was 3,975,153 for fiscal year 1995 and 3,969,518 for

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES, CONTINUED

(2)  SIGNIFICANT ACCOUNTING POLICIES: (Continued)

fiscal years 1994 and 1993, respectively. Common stock equivalents were anti-dilutive in fiscal years 1994 and 1993.

LINE OF BUSINESS SEGMENTS
Substantially all of the Company's business is the production and distribution of cold finished steel bars through regional facilities in the United States and Canada.

TRANSLATION OF FOREIGN CURRENCIES
The Company translates foreign currency financial statements of its Canadian subsidiary by translating balance sheet accounts at the current exchange rate and income statement accounts at the weighted average exchange rate for the year. The resulting translation adjustments are included in stockholders' equity. Gains and losses on foreign currency transactions and the related tax effects are immaterial and are reflected in net income (loss).

CONSOLIDATION
The consolidated financial statements include all majority-owned subsidiaries. All significant intercompany transactions of consolidated subsidiaries have been eliminated.

DIVIDENDS
The Company has not paid cash dividends on its common stock and currently intends to retain all anticipated earnings for the foreseeable future to support the development of its business. Under the terms of its financing agreement (see Note 6), the Company is prohibited from paying cash dividends in an amount that exceeds 25% of the Company's net income for the preceding fiscal year.

(3)  PENSIONS:

BLSC maintains pension plans covering substantially all hourly employees of the Harvey, Illinois, and Medina, Ohio, plants. Employees of the Batavia, Illinois, and Cartersville, Georgia, plants are not covered. Benefits are based on years of service and employee's age at termination. CDSC maintains pension plans covering substantially all employees. Benefits for the salaried employees' plan are based on an average salary for the five most recent years prior to retirement. Benefits for the bargaining unit employees' plan are based on years of service. The Company's policy is to fund pension cost in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

The components of the net periodic pension cost are summarized as follows:


                                                                   1995                1994                1993
                                                             ------------        ------------        ------------
Service cost  . . . . . . . . . . . . . . . . . . . . .      $    300,000        $    408,000        $    417,000
Interest cost on projected benefit obligations  . . . .         1,152,000           1,088,000           1,051,000
Actual return on plan assets  . . . . . . . . . . . . .        (1,209,000)         (1,195,000)         (1,538,000)
Net amortization (deferral) . . . . . . . . . . . . . .          (169,000)           (153,000)            323,000
                                                             ------------        ------------        ------------
Net periodic pension cost . . . . . . . . . . . . . . .      $     74,000        $    148,000        $    253,000
                                                             ------------        ------------        ------------
                                                             ------------        ------------        ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES, CONTINUED

(3) PENSIONS:  (CONTINUED)
The following table sets forth the plan's funded status and amount of prepaid (accrued) pension cost recognized in the Company's consolidated balance sheets at September 30, 1995 and 1994:

                                                                                     1995                          1994
                                                                          ----------------------------  ----------------------------

                                                                             ASSETS        ACCUMULATED     ASSETS        ACCUMULATED
                                                                             EXCEED         BENEFITS       EXCEED         BENEFITS
                                                                          ACCUMULATED        EXCEED     ACCUMULATED        EXCEED
                                                                            BENEFITS         ASSETS       BENEFITS         ASSETS
                                                                            --------         ------       --------         ------
Accumulated benefit obligation-

  Vested . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $13,009,000       $834,000    $11,918,000       $608,000
  Nonvested. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          379,000         82,000        428,000         70,000
                                                                          -----------       --------    -----------       --------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13,388,000        916,000     12,346,000        678,000

Effect of projected future salary increases. . . . . . . . . . . . .          736,000         22,000        600,000              0
                                                                          -----------       --------    -----------       --------
Projected benefit obligation . . . . . . . . . . . . . . . . . . . .       14,124,000        938,000     12,946,000        678,000

Plan assets, at fair market value. . . . . . . . . . . . . . . . . .       15,742,000        789,000     14,000,000        651,000
                                                                          -----------       --------    -----------       --------

Plan assets in excess of (less than) projected benefit
 obligation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,618,000       (149,000)     1,054,000        (27,000)
Unrecognized prior service cost. . . . . . . . . . . . . . . . . . .          520,000        159,000        844,000         88,000

Unrecognized transition net assets being amortized over
 10 years. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (64,000)       (23,000)      (278,000)       (35,000)
Unrecognized actuarial and investment losses . . . . . . . . . . . .          471,000         63,000        809,000         33,000

Additional minimum liability . . . . . . . . . . . . . . . . . . . .                -       (178,000)             -        (85,000)
                                                                          -----------       --------    -----------       --------

Prepaid (accrued) pension cost recognized in the
 consolidated balance sheet. . . . . . . . . . . . . . . . . . . . .       $2,545,000      $(128,000)    $2,429,000       $(26,000)
                                                                           ----------      ---------     ----------       --------
                                                                           ----------      ---------     ----------       --------




For the BLSC plans, the weighted averaged assumed discount rate used in determining the actuarial present value of projected benefit obligations was 7.75% and 8.75% in 1995 and 1994, respectively; the long-term anticipated rate of return was 8.5% in 1995 and 1994. For the CDSC plans, the weighted average assumed discount rate was 8.5% and the long-term anticipated rate of return was 8.5% in 1995 and 1994. The assumed rate of increase in future compensation levels for determining the actuarial present value of projected benefit obligation for CDSC's salaried employees' plan was 6% in 1995 and 1994. At September 30, 1995, the plan assets for all plans were invested in units of various trust funds administered by a trustee.

In accordance with SFAS No. 87: Employers' Accounting for Pensions, the Company has recorded an additional minimum pension liability of $178,000 at September 30, 1995.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES, CONTINUED


(4) COMMITMENTS AND CONTINGENCIES:

The Company, as any other manufacturing company, is from time to time subject to investigations, claims, and lawsuits arising out of the normal course of its business, including those which may relate to commercial transactions as well as environmental matters.

In the opinion of management none of the current legal proceedings will have a material adverse effect on the Company's consolidated financial position or results of operations. Additionally, the Company does not believe its exposure to material expenditures is substantial with respect to any known environmental claims or liabilities.

On September 29, 1995, a class action suit was filed by an alleged stockholder against the Company and each member of the Company's Board of Directors for alleged breach of fiduciary duty in approving the merger agreement publicly announced on September 18, 1995 by and among the Company, BRW Steel Corporation ("BRW") and B&L Acquisition Corporation, a wholly-owned subsidiary of BRW ("Merger Sub"). The suit alleges that the merger agreement was being advanced through unfair procedures and that the Company's Board of Directors had not sought to maximize stockholder value. Additionally, the complaint alleges that an $8.25 per share offer received from International Metals Acquisition Corporation was inadequate. The suit was amended on October 20, 1995, to include the provisions of the amended merger agreement which was entered into as of October 4, 1995, by and among the Company, BRW and Merger Sub and provides for a $9.50 price per share in the merger. The amended complaint alleges the same grounds as the original complaint and in addition alleges that the directors had breached their fiduciary duty by agreeing to the termination fee provision in the amended merger agreement. The plaintiff seeks injunctive relief against the proposed merger and unspecified damages.

The directors believe they have meritorious defenses to the lawsuit and intend to defend the lawsuit vigorously. While the Company and its directors believe strongly that the plaintiff will be unsuccessful in gaining any form of relief, there can be no assurance that the court will not grant relief, including damages. Moreover, it is currently not possible to estimate reasonably the amount of any such damages.

On September 29, 1995, Stelco filed a lawsuit against certain present and former officers and key employees of the Company and their respective beneficial owners of shares of common stock of the Company. The lawsuit was subsequently dismissed without prejudice. The Company was not named as a defendant in this lawsuit.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES, CONTINUED

(5)  INVENTORIES:

Inventories consisted of the following at September 30:

                                                    1995              1994
                                                 -----------       -----------
Rough steel and work in process. . . . . . .     $15,457,000       $14,188,000
Finished steel . . . . . . . . . . . . . . .      17,592,000       $15,779,000
LIFO reserve . . . . . . . . . . . . . . . .      (3,048,000)       (2,712,000)
                                                 -----------       -----------
                                                 $30,001,000       $27,255,000
                                                 -----------       -----------
                                                 -----------       -----------

During 1995, certain inventory quantities were increased resulting in the creation of a new LIFO cost layer. Had the LIFO method not been used, cost of sales would have been lower by approximately $53,000 in 1995 and higher by approximately $10,000 in 1994. Capitalized costs included in inventory consist of material, labor and factory overhead. Factory overhead is calculated using uniform capitalization rules.

(6)  FINANCING ARRANGEMENTS:

The Company's indebtedness as of September 30, 1995 and 1994, was composed of the following:

                                                          1995          1994
                                                      -----------   -----------
Revolving credit . . . . . . . . . . . . . . . . . .  $13,900,000   $16,550,000
                                                      -----------   -----------
                                                      -----------   -----------
Long-term debt-Industrial Revenue Bonds. . . . . . .  $ 3,600,000   $ 3,600,000
                                                      -----------   -----------
                                                      -----------   -----------

Borrowings during the years were as follows:

                                                                         1995                1994               1993
     Short-term bank borrowings--
          Maximum month-end borrowings . . . . . . . . . . . . . .  $ 20,643,000        $ 20,150,000      $ 19,000,000
          Average month-end borrowings . . . . . . . . . . . . . .    18,066,000          18,379,000        15,137,000
          Weighted average interest rate for the fiscal year . . .           7.4%                6.4%              4.4%
          Weighted average interest rate at year-end . . . . . . .           7.1%                7.1%              4.6%
     Total borrowings--
           Average month-end borrowings. . . . . . . . . . . . . .  $ 21,666,000        $ 21,979,000      $ 18,737,000
                                                                    ------------        ------------      -------------
                                                                    ------------        ------------      -------------

On January 28 and December 9, 1994, the Company entered into amendments to its revolving credit agreement with The Northern Trust Company ("Northern") and LaSalle National Bank, which provides up to $20,000,000 under a revolving credit facility. The revolving credit facility is secured by the Company's accounts receivable, inventories and equipment, excluding CDSC's assets, and a first mortgage on the Company's Batavia, Illinois property. Among other things, the restrictive covenants include limits on capital expenditures, a minimum tangible net worth (excluding cumulative translation adjustments) of at least $28,250,000 at September 30, 1995 and at all times thereafter, a maximum ratio of total liabilities to tangible net worth is limited to at least 1.8 to 1 at September 30, 1995 and at all times thereafter, and prohibitions on paying cash dividends in an amount that exceeds 25 percent of the Company's net income for the preceding fiscal year. Interest on the revolving credit facility is computed at the prime rate and/or a LIBOR based rate at the option of the Company. Funds available but unused bear interest at the rate of 1/2% per annum. Advances of credit under this credit facility are payable on January 26, 1996.

On April 28, 1994, the Company's CDSC subsidiary entered into an agreement with NBD Bank, Canada, which provided up to $5,800,000 (U.S.) under a revolving demand credit facility. On March 28, 1995, the agreement was renewed through April 30, 1996, and the available facility was increased to $7,000,000 (U.S.). The facility is unsecured; however, the agreement contains a negative pledge clause which

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES, CONTINUED

(6)  FINANCING ARRANGEMENTS:  (CONTINUED)

prohibits CDSC from encumbering its assets to secure any other indebtedness, excepting specific liens that are limited to the property financed by the lienholder. The restrictive covenants in the agreement include a CDSC minimum tangible net worth, computed based on Canadian GAAP, of $10,000,000 (Canadian), a maximum ratio of total liabilities to tangible net worth of 1.2 to 1, and a minimum working capital of $3,000,000 (Canadian). Under the agreement, NBD must approve all mergers, acquisitions or changes in ownership. Interest rates for Canadian dollars are at the Canadian prime rate or the NBD's cost of funds plus 1%. Interest rates for U.S. dollars are at the U.S. prime rate or LIBOR based rates.

The interest rate on loans outstanding at September 30, 1995, ranged from 6.91% to 7.125% on loans based on LIBOR. Of the total loans outstanding at September 30, 1995 against the revolving credit agreements, $300,000 was borrowed at prime rate.

In December 1988, BLSC secured $3,600,000 of borrowings by the issuance of Tax Exempt Industrial Revenue Bonds through the Development Authority of Cartersville, Georgia, to partially finance the construction and equipping of the Cartersville plant. The interest rate on the bonds is a weekly interest rate representing the minimum rate of interest which, in the opinion of the Remarketing Agent, would be necessary to sell the bonds in a secondary market. The interest rates paid on these bonds varied from 3.15% to 5.85% during fiscal year 1995 and was 4.65% at September 30, 1995. The Company must fund a bond sinking fund for purposes of retiring the bonds. Principal payments of $300,000 are due on each December 1 beginning in the year 2009 and continuing through 2012. Payments of $400,000 are then due on each December 1 through the year 2018.

In accordance with the loan agreement between BLSC and the Development Authority of Cartersville, Georgia, Northern has issued an irrevocable letter of credit in the amount of $3,852,000. Of this total amount, $3,600,000 is available to pay principal on the Bonds and $252,000 is available to pay interest when it becomes due. Northern has also issued a $666,000 irrevocable letter of credit to support workers compensation insurance reserves in 1994. In 1995, Northern increased the letter of credit to $775,000.

At September 30, 1995, the available portion of all revolving credit facilities after adjusting for outstanding letters of credit amounted to $8,473,000. In the aggregate, $58,686,000 of assets are utilized to secure all borrowings.

The Company is in full compliance with all covenants of each credit agreement.

(7)  POSTEMPLOYMENT RETIREMENT BENEFIT:

The Company sponsors a defined benefit post retirement plan for health care and life insurance that covers most full-time employees. The plan pays stated percentages of most necessary medical expenses incurred by retirees, after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants become eligible for the benefits if they retire from the Company after reaching age 55 with 10 or more years of service. The plan is contributory, with retiree contributions adjusted annually. The Company does not fund this plan.

The Company adopted SFAS No. 106: Employers' Accounting for Post-retirement Benefits Other Than Pensions, as of October 1, 1992 for BLSC. This standard requires that the expected cost of these

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES, CONTINUED

(7)  POSTEMPLOYMENT RETIREMENT BENEFIT:  (CONTINUED)


post-retirement benefits must be
charged to expense during the years that the employees render service. The Company elected to immediately recognize the transition obligation as of October 1, 1992. Accordingly, the Company recognized a cumulative effect of a change in accounting principle of $1,789,000 ($.45 per share). The effect of this change in accounting was to decrease 1993 pretax income by $142,000. Prior to fiscal 1993, the Company recognized post-retirement health care costs in the year that the benefits were paid.


The following table sets forth the funded status of the plan, reconciled to the accrued post-retirement benefit cost recognized in the Company's consolidated balance sheet as of September 30, 1995 and 1994:

                                                                                   1995                 1994
                                                                               -----------         -----------
Accumulated post-retirement benefit obligation ("APBO")--. . . . . . .
     Retirees. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    952,000        $  1,142,000
     Fully eligible active plan participants . . . . . . . . . . . . .             244,000             219,000
     Other active plan participants. . . . . . . . . . . . . . . . . .           1,145,000             891,000
                                                                               -----------         -----------

Accrued post-retirement benefit costs. . . . . . . . . . . . . . . . .         $ 2,341,000        $  2,252,000
                                                                               -----------         -----------
                                                                               -----------         -----------
Net periodic post-retirement benefit cost for 1995 and 1994 included the following components:

Service cost of benefits earned. . . . . . . . . . . . . . . . . . . .         $    57,000         $    60,000
Interest on APBO . . . . . . . . . . . . . . . . . . . . . . . . . . .             188,000             177,000
                                                                               -----------         -----------
Net periodic post-retirement benefit cost. . . . . . . . . . . . . . .         $   245,000         $   237,000
                                                                               -----------         -----------
                                                                               -----------         -----------

For measurement purposes, a 14.0% annual rate of increase in the per capita cost of covered health care claims was assumed for 1996; the rate was assumed to decrease by 1/2 of 1% per year to 7%, and remain at that level thereafter. To illustrate the health care cost trend on amounts reported, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of September 30, 1995, by approximately $158,000 and the aggregate of the service and interest cost components of net post-retirement health care cost for the year then ended by $22,000. The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 7.75%.

Additionally, the CDSC subsidiary of the Company is required to adopt the provisions of SFAS No. 106 for the 1996 fiscal year. Based on preliminary actuarial estimates, the Company expects the accumulated post-retirement benefit obligation to be approximately $2,000,000. The cost of providing these benefits, which was not significant for the years 1995, 1994 and 1993, is currently recognized as expense when paid. The Company has not yet determined the method of adoption.

(8)  INCOME TAXES:

Effective October 1, 1993, the Company adopted SFAS No. 109: Accounting for Income Taxes. SFAS No. 109 requires financial statements to reflect deferred income taxes for the future tax consequences of events recognized in different years for financial reporting and tax reporting purposes. This accounting change

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES, CONTINUED

(8)  INCOME TAXES:  (CONTINUED)

increased 1994 net income by $813,000 ($.20 per share). The financial statements for years prior to 1994 have not been restated to reflect the adoption of this standard.

Components of deferred income taxes as of September 30, 1995 and 1994 were as follows:


ASSETS (LIABILITIES)                                      1995           1994
                                                     ------------   ------------
Federal Net Operating Loss Carryforwards . . . . .   $         --   $   756,000
Post-retirement benefits . . . . . . . . . . . . .        743,000       754,000
Tax in excess of Book depreciation . . . . . . . .     (1,299,000)   (1,228,000)
Other. . . . . . . . . . . . . . . . . . . . . . .        235,000        67,000
Canadian Deferred Income Tax . . . . . . . . . . .       (538,000)     (411,000)
                                                     ------------   -----------
                                                     $   (859,000)  $   (62,000)
Less:  Valuation allowance . . . . . . . . . . . .             --      (349,000)
                                                     ------------   -----------
Deferred Income Taxes, Net . . . . . . . . . . . .   $   (859,000)  $  (411,000)
                                                     ------------   -----------
                                                     ------------   -----------

The Company recorded a valuation allowance as of September 30, 1994 equal to 100% of the domestic portion of the net deferred tax asset. During 1995, the valuation allowance decreased by $349,000 due to management's belief that the net deferred tax assets will reverse during periods in which the Company will generate net taxable income and fully utilize the remaining net operating loss carryforward.

The income tax provision (benefit) components for the fiscal years 1995, 1994 and 1993 were composed of:

                                                                       1995            1994           1993
                                                                  ----------         --------       ---------
    Current provision (benefit)--
          Federal. . . . . . . . . . . . . . . . . . . . . .      $ 1,620,000       $   24,000      $     --
          State. . . . . . . . . . . . . . . . . . . . . . .          128,000              --         (25,000)
          Foreign. . . . . . . . . . . . . . . . . . . . . .        1,208,000       $  842,000        480,000
                                                                    ---------        ---------      ---------
                                                                  $ 2,956,000       $  866,000      $ 455,000
    Deferred (prepaid) provision relating to--
          Tax over book depreciation . . . . . . . . . . . .          207,000          271,000         94,000
          Prepaid pension benefits . . . . . . . . . . . . .          (66,000)         (10,000)         2,000
          Uniform cost capitalization. . . . . . . . . . . .              --            32,000         22,000
          Accrued vacation benefits. . . . . . . . . . . . .         (111,000)          (2,000)       (24,000)
          Other, net . . . . . . . . . . . . . . . . . . . .          (29,000)         (18,000)        45,000
          Valuation Allowance. . . . . . . . . . . . . . . .         (349,000)        (273,000)           --
                                                                    ---------        ---------      ---------
                                                                    $(348,000)       $     --       $ 139,000
                                                                    ---------        ---------      ---------
          Income tax provision (benefit) . . . . . . . . . .       $2,608,000        $ 866,000      $ 594,000
                                                                   ----------        ---------      ---------
                                                                   ----------        ---------      ---------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES, CONTINUED

(8)  INCOME TAXES:  (CONTINUED)
A reconciliation between the statutory federal income tax rate and the effective income tax rate recorded is shown below:

                                                                                   1995              1994              1993
                                                                                ----------        ----------       ----------
Statutory federal income tax rates . . . . . . . . . . . . . . . . . . . .              35%               35%              35%
                                                                                ----------        ----------       ----------
                                                                                ----------        ----------       ----------
Statutory federal provision (benefit). . . . . . . . . . . . . . . . . . .      $2,737,000        $1,271,000       $ (643,000)
State provision (benefit), net of federal tax effect . . . . . . . . . . .          83,000                --          (16,000)
Utilization of NOL carryforward and valuation allowance change . . . . . .        (349,000)         (552,000)              --
Foreign tax rate differential. . . . . . . . . . . . . . . . . . . . . . .          79,000           123,000           60,000
Unbenefitted NOL carryforward. . . . . . . . . . . . . . . . . . . . . . .              --                --        1,062,000
Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          58,000            24,000          131,000
                                                                                ----------        ----------       ----------
                                                                                $2,608,000        $  866,000       $  594,000
                                                                                ----------        ----------       ----------
                                                                                ----------        ----------       ----------
Effective income tax rates . . . . . . . . . . . . . . . . . . . . . . . .            33.4%             23.9%              --
                                                                                ----------        ----------       ----------
                                                                                ----------        ----------       ----------


(9)  LEASES:

The Company leases trucks and other miscellaneous equipment for various lease terms, none of which exceeds five years. Lease agreements frequently include renewal options and usually require that the Company pay for insurance and maintenance expense.

Property, plant and equipment includes costs associated with capital leases of $59,000 and $0 as of September 30, 1995 and 1994, respectively. Accumulated depreciation includes amortization associated with these capital leases of $12,000 and $0 as of September 30, 1995 and 1994, respectively. Capital lease amortization is included in depreciation expense.

Rental payments for operating leases are charged to cost of operations in the period incurred. Rental expense for operating leases were $265,000, $278,000 and $344,000 for the years ended September 30, 1995, 1994 and 1993, respectively. Future minimum lease payments for all leases at September 30, 1995, total $547,000.

(10) SUPPLEMENTAL INFORMATION:

Interest income in each of the three years ended September 30, 1995, is insignificant and has been netted against interest expense on the consolidated statements of income. The following additional supplemental information is provided for the three years ended September 30:

                                                1995        1994         1993
                                             ----------  ----------   ----------
Depreciation . . . . . . . . . . . . . .     $1,594,000  $1,486,000   $1,440,000
Amortization on Capitalized Software . .        170,000     130,000       66,000
Maintenance and repairs. . . . . . . . .      3,866,000   3,157,000    3,252,000


(11) SALARY SAVINGS AND PROFIT SHARING PLANS:

The Company maintains a Salary Savings Plan for all nonbargaining unit domestic employees. The Company contributes $200 per participant per plan year plus 60% of the first $1,000 of a participant's contribution and 40% of the second $1,000 of the participant's contribution. The Company also maintains a Salary Savings Plan for all Harvey, Illinois, bargaining unit employees.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES, CONTINUED


(11) SALARY SAVINGS AND PROFIT SHARING PLANS:  (CONTINUED)

The Company contributes $100 per participant per plan year. Provisions under both of these plans were $163,000, $138,000 and $102,000 for the years ended September 30, 1995, 1994 and 1993, respectively.

Effective December 1988, the Company established a salary savings plan for all Medina, Ohio, bargaining unit employees. The Company does not make contributions to this plan.

Effective October 1, 1987, the Company established a profit sharing plan for all nonbargaining unit employees. The profit sharing amount is based upon the Company's income before taxes and profit sharing expenses and may range up to 10% of each participant's base salary. Provisions under this plan were $663,000, $558,000 and $0 for the years ended September 30, 1995, 1994 and 1993, respectively.

(12) STOCK OPTION PLANS:

Effective December 15, 1988, the Company established an Employee Incentive Stock Option Plan ("ISOP") and a nonstatutory Directors' Stock Option Plan ("DSOP").
A total of up to 130,000 and 65,000 shares of common stock of the Company are reserved for issuance upon exercise of options under the ISOP and DSOP, respectively. On December 15, 1988, pursuant to the ISOP, 30 key employees were granted options to purchase a specific number of shares. The number of shares exercisable per employee ranges from 1,000 to 4,000. On December 15, 1988, pursuant to the DSOP, the three directors of the Company who are not employees of the Company were granted options to purchase 10,000 shares each.

Effective May 11, 1990, the Company granted additional options to 36 key employees to purchase shares of common stock pursuant to the ISOP. The number of shares exercisable per employee ranges from 500 to 5,000. Also effective
May 11, 1990, the Company granted options to the three directors of the Company, who are not employees, to purchase 5,000 shares each of common stock pursuant to the DSOP.

For both plans, the options granted to employees and directors became exercisable on the first anniversary date of the grant dates, December 15, 1989, and May 11, 1991, respectively, and vested and became exercisable over a four-year period from the grant dates, with 25% of the options becoming exercisable on each anniversary of the grant dates. To the extent vested, the options shall be exercisable for a term of 10 years from the grant dates. The exercise price per share of common stock for the 1988 options is $10.50, the initial offering price per share of the Company's common stock. The exercise price per share of common stock for the 1990 options is $5.50, the closing price per share of the Company's common stock as reported on the NASDAQ National Market System on May 11, 1990. No options were granted or exercised in 1995 or 1994.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES, CONTINUED

(12) STOCK OPTION PLANS:  (CONTINUED)
Below is a summary of options for both plans as of September 30, 1995 and 1994:

                                                         ISOP                           DSOP
                                                ----------------------        ----------------------
                                                      FISCAL YEAR                   FISCAL YEAR
                                                ----------------------        ----------------------
                                                  1995           1994           1995           1994
                                                -------        -------        -------        -------
Outstanding, October 1 . . . . . . . . . . .     97,000         97,000         45,000         45,000
Forfeited. . . . . . . . . . . . . . . . . .     10,500             --             --             --
Outstanding, September 30. . . . . . . . . .     86,500         97,000         45,000         45,000
Exercisable, September 30:
     Options @ $10.50. . . . . . . . . . . .     49,000         56,000         30,000         30,000
     Options @ $5.50 . . . . . . . . . . . .     37,500         41,000         15,000         15,000
     Total exercisable . . . . . . . . . . .     86,500         97,000         45,000         45,000
Available for grant, September 30. . . . . .     43,500         33,000         20,000         20,000
                                                -------        -------        -------        -------
                                                -------        -------        -------        -------


(13) SUPPLEMENTAL INCENTIVE COMPENSATION PLAN:

Approximately 28 key management employees of the Company, including all executive officers of the Company, participate in the Company's Supplemental Incentive Compensation Plan (the "Incentive Plan"). The Incentive Plan provides for payment of cash awards depending upon, among other factors, the degree to which certain specified income levels have been attained during the Company's fiscal year. Provisions under this plan were $468,000, $472,000 and $0 for the years ended September 30, 1995, 1994 and 1993.

(14) SPLIT DOLLAR LIFE INSURANCE:

In September 1988, BLSC entered into a split dollar life insurance agreement with each of the three executive officers of the Company and certain other officers and key employees of BLSC whereby the premiums on the corresponding insurance policies are paid by BLSC. Under the agreement, such persons have each executed a collateral assignment of their policies. BLSC, as assignee, is entitled to recover the aggregate premium payments made by it through any combination of (1) borrowing against the policies, (2) the cash surrender value of the policies if the policies should be surrendered and (3) payment in the event of the insured's death. Premiums paid for the coverage were $211,000 in 1995 and $253,000 in 1994 and 1993.

(15) ALLOWANCE FOR DOUBTFUL ACCOUNTS:

An analysis of the allowance for doubtful accounts for fiscal years 1995, 1994 and 1993 is as follows:

                                                                1995                1994                1993
                                                          ------------        ------------        ------------
Balance, beginning of year . . . . . . . . . . . . . .    $    355,000        $    533,000        $    507,000
     Provision charged to income . . . . . . . . . . .         (72,000)            (41,000)             72,000
     Accounts written off, net of recoveries . . . . .         114,000            (137,000)            (46,000)
                                                          ------------        ------------        ------------
Balance, end of year . . . . . . . . . . . . . . . . .    $    397,000        $    355,000        $    533,000
                                                          ------------        ------------        ------------
                                                          ------------        ------------        ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES, CONTINUED

(16) GEOGRAPHIC INFORMATION:

The majority of the Company's business is conducted in the Great Lakes Region. The Company operates four plants in that region, three in the United States and one in Canada. The decision on which plant to use to source a product sale is based on the nature of the product, the availability of each plant to produce the product, the relative proximity of the plant to the source of raw material and the ultimate customer and other factors.

Summary financial information by geographic area included in the consolidated financial statements for the years ended September 30, 1995, 1994 and 1993, is as follows (in thousands):

                                                                                         1995           1994          1993
                                                                                       --------       --------       --------
Net Sales --
     United States . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $130,860       $120,327       $108,909
     Canada. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         38,512         32,108         28,014
                                                                                       --------       --------       --------
          Total consolidated . . . . . . . . . . . . . . . . . . . . . . . . . .       $169,372       $152,435       $136,923
                                                                                       --------       --------       --------
                                                                                       --------       --------       --------

Income (loss) before income taxes and cumulative effect of
     change in accounting principle --
     Income (loss) from North American operations. . . . . . . . . . . . . . . .       $ 10,213       $  5,495       $   (260)
     General Corporate expense . . . . . . . . . . . . . . . . . . . . . . . . .         (2,393)        (1,864)        (1,576)
                                                                                       --------       --------       --------
          Total consolidated . . . . . . . . . . . . . . . . . . . . . . . . . .       $  7,820       $  3,631       $ (1,836)
                                                                                       --------       --------       --------
                                                                                       --------       --------       --------

Identifiable assets --
     United States . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 52,896       $ 49,654       $ 51,878
     Canada. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         18,974         18,085         17,117
                                                                                       --------       --------       --------

          Total consolidated . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 71,870       $ 67,739       $ 68,995
                                                                                       --------       --------       --------
                                                                                       --------       --------       --------

Export sales included in the United States sales approximated $2,710,000, $2,319,000 and $551,000 for 1995, 1994 and 1993, respectively. Export sales included in Canada sales approximated $9,041,000, $7,126,000 and $2,979,000 for 1995, 1994 and 1993, respectively. Intercompany sales were insignificant in all years presented and have been eliminated from the above totals. In fiscal year 1995, there were no sales to one customer which exceeded 10% of total sales.

(17) SUBSEQUENT EVENT:

On October 20, 1995 the Company submitted preliminary proxy soliciting materials to the Securities and Exchange Commission for the solicitation of proxies to vote upon a proposal to approve and adopt the plan of merger contemplated under the October 4, 1995 Amended Agreement and Plan of Merger ("Merger Agreement") by and among the Company, BRW Steel Corporation, a Delaware corporation ("BRW"), and B&L Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of BRW ("Merger Subsidiary"). The original merger agreement was entered into as of September 16, 1995 and publicly announced on September 18, 1995. Pursuant to the Merger Agreement, the Merger Subsidiary will be merged with and into the Company, with the Company being the surviving corporation, each outstanding share of the Company's common stock (except for certain shares held as treasury shares by the Company, shares held by BRW and its affiliates and shares held by dissenting shareholders, as further defined in the Merger Agreement), will be cancelled and converted into the right to receive $9.50 in cash.

The Merger Agreement can be terminated under certain conditions further defined in the Merger Agreement or if the merger is not consummated on or before January 31, 1996. The Company has agreed to pay BRW a termination fee of $3,000,000, plus an amount not to exceed $400,000 for costs and expenses, if the Merger Agreement is terminated pursuant to certain conditions in the Merger Agreement.

Further, consummation of the Merger Agreement would constitute a change of control under employment agreements held by certain officers and directors of the Company, which would allow such officers and directors to terminate those employment agreements. If such terminations are exercised, it could cost the Company approximately $2,000,000 in severance costs. Additionally, if the Merger Agreement is consummated, options under the Company's stock option plans become fully vested and exercisable. Pursuant to the Merger Agreement, certain outstanding stock options and the stock equivalency account under the Directors' Deferred Compensation Plan will be cancelled in exchange for cash payments.