Form 10-K/A
period 1995-09-30
BLISS & LAUGHLIN INDUSTRIES INC /DE
filed 1996-01-04
CIK 842679

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

                                     PART II


ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     The Company's shares of Common Stock trade on The Nasdaq Stock Market ("NASDAQ") under the symbol "BLIS." The following table presents quarterly high and low sales prices for a share of Common Stock as reported by NASDAQ.



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

     Fiscal year ended September 30, 1996
          First Quarter through December 14, 1995.      9-3/4     7-3/4



     On September 15, 1995, the last trading day prior to the public announcement of the First Merger Agreement, the high and low sales prices for a share of Common Stock were $7.75 and $7.00, respectively. On October 4, 1995, the last trading day prior to the public announcement of the Merger Agreement, the only sales price for a share of Common Stock was $8.00. On December 14, 1995, the high and low sales prices for a share of Common Stock were both $8.50.


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


     In the fiscal year ended September 30, 1995, the Company was profitable in all four quarters with total net income for the fiscal year of $5,212,000 as compared to $3,578,000 in the prior year. The increase in net income is primarily attributable to improved margins, increased volumes and internal efficiencies.

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

Date:  January 4, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                   /s/ GREGORY H. PARKER
                                   --------------------------------------------
                                   Gregory H. Parker, Director
                                   January 4, 1996

                                   /s/ ANTHONY J. ROMANOVICH
                                   --------------------------------------------
                                   Anthony J. Romanovich, Director
                                   January 4, 1996

                                   /s/ KARL H. REITZ
                                   --------------------------------------------
                                   Karl H. Reitz, Director
                                   January 4, 1996

                                   /s/ GEORGE BINNIE
                                   --------------------------------------------
                                   George Binnie, Director
                                   January 4, 1996

                                   /s/ ROGER G. FEIN
                                   --------------------------------------------
                                   Roger G. Fein, Director
                                   January 4, 1996

                                   /s/ CHARLES P. MCLARNON
                                   --------------------------------------------
                                   Charles P. McLarnon, Director
                                   January 4, 1996

                                   /s/ DENNIS W. SHEEHAN
                                   --------------------------------------------
                                   Dennis W. Sheehan, Director
                                   January 4, 1996

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