Form 10-K/A
period 1995-09-30
BLISS & LAUGHLIN INDUSTRIES INC /DE
filed 1996-01-30
CIK 842679

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

                  THE SOLE PURPOSE OF THIS AMENDMENT IS TO ADD
                      EXHIBIT 27, FINANCIAL DATA SCHEDULE

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (c) EXHIBITS

              27       FINANCIAL DATA SCHEDULE

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

Date:  January 30, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                   /s/ GREGORY H. PARKER
                                   --------------------------------------------
                                   Gregory H. Parker, Director
                                   January 30, 1996



                                   /s/ ANTHONY J. ROMANOVICH
                                   --------------------------------------------
                                   Anthony J. Romanovich, Director
                                   January 30, 1996



                                   /s/ KARL H. REITZ
                                   --------------------------------------------
                                   Karl H. Reitz, Director
                                   January 30, 1996



                                   /s/ GEORGE BINNIE
                                   --------------------------------------------
                                   George Binnie, Director
                                   January 30, 1996



                                   /s/ ROGER G. FEIN
                                   --------------------------------------------
                                   Roger G. Fein, Director
                                   January 30, 1996



                                   /s/ CHARLES P. MCLARNON
                                   --------------------------------------------
                                   Charles P. McLarnon, Director
                                   January 30, 1996



                                   /s/ DENNIS W. SHEEHAN
                                   --------------------------------------------
                                   Dennis W. Sheehan, Director
                                   January 30, 1996