Form 10-Q
period 1995-12-31
BLISS & LAUGHLIN INDUSTRIES INC /DE
filed 1996-02-14
CIK 842679

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


  December 31, 1995                                     0-17362
-------------------------                    -----------------------------
For the Quarter Ended                             Commission File Number

                     BLISS & LAUGHLIN INDUSTRIES INC.
        (Exact name of registrant as specified in its charter)


         DELAWARE                                      36-2607304
         --------                                      ----------
(State of other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification Number)

                   281 EAST 155TH STREET - HARVEY, ILLINOIS  60426
                   -----------------------------------------------
                       (Address of Principal Executive Offices)

         Registrant's Telephone Number                  (708) 333-1220


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

                                                  Yes   X   No
                                                     ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.01 par value                              3,969,518 Shares
           Class                                Outstanding at January 31, 1996

                  BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES


                                         INDEX

                                                             PAGE NO.
                                                             --------
PART I.   FINANCIAL INFORMATION:

  Item 1.      Financial Statements -
               Consolidated Balance Sheets
               as of December 31, 1995 (Unaudited)
               and September 30, 1995                             3

               Consolidated Statements of Income
               for Three Months Ended December 31, 1995
               and 1994 (Unaudited)                               4

               Consolidated Statements of Cash Flows
               for the Three Months Ended December 31, 1995
               and 1994 (Unaudited)                               5

               Notes to Consolidated Financial Statements        6-10

  Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations    11-14


PART II.       OTHER INFORMATION:

  Items 1-4.   Not Applicable

  Item 5.      Other Information                                 15

  Item 6.      Not Applicable

              BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                AS OF DECEMBER 31, 1995 AND SEPTEMBER 30, 1995
                                 (IN THOUSANDS)


                                                DECEMBER 31, 1995   SEPTEMBER 30, 1995
                                                -----------------   ------------------
                                                    (UNAUDITED)
        CURRENT ASSETS:
             Cash & Cash Equivalents                  $    1,770       $      918
             Accounts Receivable, Net                     15,033           18,670
             Inventories ( Note 2)                        32,868           30,001
             Prepaid Expenses & Other                      1,576            1,389
                                                       ---------        ---------
        TOTAL CURRENT ASSETS                           $  51,247        $  50,978
                                                       ---------        ---------
        PROPERTY, PLANT & EQUIPMENT, at cost           $  32,202        $  32,026
             Less - Accumulated Depreciation             (15,280)         (14,804)
                                                       ---------        ---------
             PROPERTY, PLANT & EQUIPMENT, NET          $  16,922        $  17,222
                                                       ---------        ---------
        OTHER ASSETS                                   $   3,698        $   3,670
                                                       ---------        ---------
                                                       $  71,867        $  71,870
                                                       ---------        ---------
                                                       ---------        ---------
        LIABILITIES & STOCKHOLDERS' EQUITY
        CURRENT LIABILITIES:
             Revolving Credit (Note 3)                 $  18,700        $  13,900
             Accounts Payable                             12,889           14,379
             Accounts Payable - Stelco                     1,128            1,031
             Accrued Liabilities                           3,713            5,182
             Income Taxes Payable                              -              514
                                                       ---------        ---------
             TOTAL CURRENT LIABILITIES                 $  36,430        $  35,006

        NON-CURRENT RETIREMENT BENEFITS
         LIABILITY (Note 8)                            $   4,323        $   1,948
        DEFERRED INCOME TAXES                          $   1,339        $   1,348
        LONG TERM DEBT (Note 4)                        $   3,600        $   3,600
        STOCKHOLDERS' EQUITY:  (Note 5)
             Common Stock, Par Value  $.01
             Authorized 6,000,000 Shares;
             Issued & Outstanding 3,969,518
             At December 31, 1995 and
             September 30, 1995                        $      40        $      40

             Preferred Stock, $1.00 Par Value;
             1,500,000 Shares Authorized
             No Shares Outstanding in 1996 and 1995
             Additional Paid-In Capital, Common Stock     25,229           25,229
             Retained Earnings                             2,560            6,183
             Cumulative Translation Adjustment            (1,654)          (1,484)
                                                       ---------        ---------
        TOTAL STOCKHOLDERS' EQUITY                     $  26,175        $  29,968
                                                       ---------        ---------
                                                       $  71,867        $  71,870
                                                       ---------        ---------
                                                       ---------        ---------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

             BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   UNAUDITED


                                                 1995              1994
                                           ----------          --------
        NET SALES                             $35,381           $38,692
        COST OF SALES                          32,295            34,464
                                           ----------          --------
               GROSS PROFIT                  $  3,086           $ 4,228
        SELLING EXPENSES                          674               645
        ADMINISTRATIVE EXPENSES                 1,838             2,181
                                           ----------          --------
               OPERATING INCOME                  $574            $1,402
        INTEREST EXPENSE, NET                    (322)             (385)
               OTHER INCOME, NET               (1,387)              -0-
                                           ----------          --------
        INCOME (LOSS) BEFORE INCOME TAXES     $(1,135)           $1,017

        INCOME TAX (PROVISION)                   (121)             (269)
                                           ----------          --------
        NET INCOME (LOSS) BEFORE
        CUMULATIVE EFFECT OF A
        CHANGE IN ACCOUNTING PRINCIPLE        $(1,256)             $748

        CUMULATIVE EFFECT OF CHANGE
        IN ACCOUNTING PRINCIPLE                (2,368)              -0-
                                           ----------          --------
        NET INCOME (LOSS)                     $(3,624)             $748
                                           ----------          --------
                                           ----------          --------
        PER SHARE DATA

        NET INCOME (LOSS) BEFORE
        CUMULATIVE EFFECT OF A
        CHANGE IN ACCOUNTING PRINCIPLE       $  (.32)            $  .19

        CUMULATIVE EFFECT OF CHANGE
        IN ACCOUNTING PRINCIPLE                 (.59)               -0-
                                           ----------          --------
        NET INCOME (LOSS)                    $  (.91)            $  .19
                                           ----------          --------
                                           ----------          --------
        AVERAGE SHARES OUTSTANDING          3,969,518         3,969,518
                                           ----------          --------
                                           ----------          --------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                      (IN THOUSANDS)


                                                                       1995        1994
                                                                   -----------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                               $ (3,624)    $   748
     Adjustments to Reconcile Net
      Income (Loss) to net cash
      provided by operating activities-
        Depreciation                                                      505         457
        Gain on Sale of Equipment                                           0           0
        Provision For Losses on Accounts Receivable                        18          37
     Increase (Decrease) In Prepaid Pension Benefit                        22         (20)
    (Increase) Decrease in Current Assets -
        Accounts Receivable                                             3,562       2,250
        Inventories                                                    (3,031)     (5,305)
        Prepaid Expenses                                                  (92)         (2)
     (Increase) Decrease in Other Assets                                  (66)        118
     Increase (Decrease) in Current Liabilities-
        Accounts Payable                                               (1,344)      1,103
        Accrued Liabilities                                            (1,461)       (915)
        Income Taxes Payable                                             (606)       (220)
     Increase (Decrease) in Non-Current Retirement Benefit              2,394          (5)
     Increase (Decrease) in Deferred Income Taxes                           0           0
                                                                     --------    --------
              Net Cash Provided by (Used For) Operating Activities   $( 3,723)   $( 1,754)
                                                                     --------    --------
                                                                     --------    --------
CASH FLOWS FORM INVESTING ACTIVITIES:
     Property, Plant & Equipment Additions                             $ (275)     $ (542)
                                                                     --------    --------
               Net Cash Used For Investing Activities                  $ (275)     $ (542)
                                                                     --------    --------
                                                                     --------    --------
CASH FLOW FROM FINANCING ACTIVITIES:
     Net Borrowing (Payments) Under Revolving Credit Agreement         $4,800     $ 2,350
                                                                     --------    --------
               Net Cash Provided by Financing Activities               $4,800      $2,350
                                                                     --------    --------
                                                                     --------    --------
EFFECT OF EXCHANGE RATE CHANGES                                           $50        $174
                                                                     --------    --------
                                                                     --------    --------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                       $852        $228

CASH AND CASH EQUIVALENT, Beginning of Period                            $918        $926
                                                                     --------    --------
CASH & CASH EQUIVALENT, End of Period                                  $1,770      $1,154
                                                                     --------    --------
                                                                     --------    --------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995 AND SEPTEMBER 30, 1995
                                      (UNAUDITED)

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

      In the opinion of management, all adjustments consisting of normal recurring adjustments necessary to present fairly the consolidated financial position of Bliss & Laughlin Industries Inc. and Subsidiaries as of December 31, 1995, and the consolidated results of operations and consolidated statements of cash flows for the three months then ended, have been included. The results of operations for this period are not necessarily indicative of the operating results for a full year.

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

(2) INVENTORIES
     Inventories for BLSC are valued at LIFO; inventories at Canadian Drawn Steel Company Inc. ("CDSC") are valued at FIFO. Inventories include the following amounts (In thousands):

                             DECEMBER 31, 1995   SEPTEMBER 30, 1995
                             -----------------   ------------------
          Raw Material             $18,058             $15,457
          Finished Goods            17,858              17,592
          LIFO Reserve              (3,048)             (3,048)
                                   -------             -------
          TOTAL INVENTORIES        $32,868             $30,001
                                   -------             -------
                                   -------             -------

      The amount of inventory valued at LIFO at December 31, 1995 amounted to $25,546,000 and represents 78% of total inventory.

(3) FINANCING ARRANGEMENTS:
      On December 9, 1994, the Company entered into an amendment to its revolving credit agreement with The Northern Trust Company ("Northern") and LaSalle National Bank ("LaSalle"), which provides up to $20,000,000 under a revolving credit facility. The revolving credit facility is secured by the Company's accounts receivable, inventories and certain equipment, excluding CDSC's assets, and a first mortgage on the Company's Batavia, Illinois property. Among other things, the restrictive covenants include limits on capital expenditures, a minimum tangible net worth (excluding cumulative translation adjustments) of at least $28,250,000 at September 30, 1995 and at all times thereafter, a maximum ratio of total liabilities to tangible net worth is limited to at least 1.8 to 1 at September 30, 1995 and at all times thereafter, and prohibitions on paying cash dividends in an amount that exceeds 25 percent of the Company's net income for the preceding fiscal year. Interest on the revolving credit facility is computed at the prime rate and/or a LIBOR based rate at the option of the Company. Funds available but unused bear interest at the rate of 1/2% per annum. Advances of credit under this credit facility were payable on January 26, 1996. On January 26, 1996, the Company entered into an amendment with Northern and LaSalle to extend the termination date of the Revolving Credit Agreement to February 26, 1996.

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

      The interest rate on loans outstanding at December 31, 1995 ranged from 6.875% to 7.210% on loans based on LIBOR. Of the total loans outstanding at December 31, 1995 against the revolving credit agreements, $800,000 was borrowed at prime rate.

     In accordance with the loan agreement between BLSC and the Development Authority of Cartersville, Georgia ("Authority"), Northern has issued an irrevocable letter of credit in the amount of $3,852,000. Of this total amount, $3,600,000 is available to pay principal on the Authority's outstanding Tax Exempt Industrial Revenue Bonds and $252,000 is available to pay interest when it becomes due. Northern has also issued a $666,000 irrevocable letter of credit to support workers compensation insurance reserves in 1994. In 1995, Northern increased the letter of credit to $775,000.

      At December 31, 1995 the Company was not in full compliance with all covenants of each credit agreement due to the adoption by CDSC of SFAS No. 106:
Employers Accounting for Post-Retirement Benefits other than Pensions. Each of the Company's lender banks have issued waivers due to this non-compliance.

(4) LONG TERM DEBT:
      In December 1988, the Company secured $3,600,000 of borrowings by the issuance of Tax Exempt Industrial Revenue Bonds ("Bonds") through the Development Authority of Cartersville, Georgia, to partially finance the construction and equipping of BLSC's Cartersville plant. The interest rate on the Bonds is a weekly interest rate representing the minimum rate of interest which, in the opinion of the Remarketing Agent, would be necessary to sell the Bonds in a secondary market. The interest rates paid on these Bonds varied form 3.75% to 5.50% during the 1996 First Quarter and was 5.50% at December 31, 1995. The Company must fund a bond sinking fund for purposes of retiring the Bonds. Principal payments of $300,000 are due on each December 1 beginning in the year 2009 and continuing through 2012. Payments of $400,000 are then due on each December 1 through the year 2018.
 .
(5) STOCKHOLDERS' EQUITY:
      On December 15, 1988, the Company sold 704,559 shares of common stock to the public at $10.50 per share. On May 11, 1990, the Company sold 1,559,759 shares of common stock to Stelco Inc. for $12.00 per share. No dividends were declared during the quarter.

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

Below is a summary of both plans as of December 31, 1995:

                                                    ISOP           DSOP
                                                  -------         ------
          Outstanding, October 1, 1995             86,500         45,000
          Forfeitures                                 -0-             -
          Outstanding, December 31, 1995           86,500         45,000
          Exercisable, December 31, 1995:
             Options @ $10.50                      49,000         30,000
             Options @ $5.50                       37,500         15,000
                                                  -------         ------
              Total exercisable                    86,500         45,000
          Available for Grant, December 31, 1995   43,500         20,000


(7) INCOME TAXES:
      Effective October 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109: Accounting for Income Taxes.

(8) POST EMPLOYMENT RETIREMENT BENEFITS:
     BLSC and CDSC sponsor defined benefit post retirement plans for health care and life insurance that covers most full-time employees. The plans pay stated percentages of most necessary medical expenses incurred by retirees, after subtracting payments by Medicare or other providers and for BLSC, after a stated deductible has been met. Participants become eligible for the benefits if they retire from BLSC or CDSC and after reaching age 55 with 10 or more years of service for BLSC. The BLSC plan is contributory, with retiree contributions adjusted annually. The CDSC plan is non-contributory. Neither plan is funded.

      The Company adopted SFAS No. 106: Employers' Accounting for Post-retirement Benefits Other Than Pensions ("SFAS No. 106"), as of October 1, 1992 for BLSC. This standard requires that the expected cost of these post-retirement benefits must be charged to expense during the years that the employees render service. The Company elected to immediately recognize the transition obligation as of October 1, 1992. Accordingly, the Company recognized a cumulative effect of a change in accounting principle of $1,789,000 ($.45 per share). The effect of this change in accounting was to decrease 1993 pretax income by $142,000. Prior to fiscal 1993, BLSC recognized post-retirement health care costs in the year that the benefits were paid.

      For measurement purposes, a 14.0% annual rate of increase in the per capita cost of BLSC's covered health care claims was assumed for 1996; the rate was assumed to decrease by 1/2 of 1% per year to 7%, and remain at that level thereafter. To illustrate the health care cost trend on amounts reported, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of September 30, 1995, by approximately $158,000 and the aggregate of the service and interest cost components of net post-retirement health care cost for the year then ended by $22,000. The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 7.75%.

      As of October 1, 1995, the Company has adopted SFAS No. 106 for its' foreign subsidiary CDSC. The Company has elected to immediately recognize the transition obligation and accordingly, has recognized a cumulative effect of a change in accounting principle of $2,368,000 (U.S.) ($.59 per share). The $2,368,000 expense was not tax effected since any tax benefit would be offset by a valuation reserve due to the long-term nature of their realization.

      For measurement purposes, a 14% annual rate of increase per capita cost of CDSC's covered health care claims was assumed for 1996; the rate was assumed to decrease to 5% after seven years, and remain at that level thereafter. To illustrate the health care cost trend on amounts reported, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of October 1,

1995 by approximately $482,000 (U.S.) and the aggregate of the service and interest cost components of net post-retirement health care cost for the 1996 fiscal year by $329,000 (U.S.). The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 8.5%. Prior to the 1996 fiscal year, CDSC recognized post-retirement health care costs in the year that the benefits were paid.

(9) TRANSLATION OF FOREIGN CURRENCIES:
      All balance sheet asset and liability accounts of CDSC, a foreign subsidiary, are translated into U.S. Dollars using the rates of exchange in effect at the balance sheet date. Results of operations are translated using the weighted average exchange rate during the period. Adjustments arising from foreign currency translations are recorded in a separate component of Stockholders' Equity, "Cumulative Translation Adjustment".

                   BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL:
     The Company recorded a net loss, before cumulative effect of change in accounting principle, for the first quarter of fiscal year 1996, ended December 31, 1995, of $1,256,000, or 32 cents per share. In the first quarter of fiscal year 1996, the Company elected to implement the provisions of SFAS No. 106 by CDSC its' wholly owned foreign subsidiary. The effect of this accounting change was a non-cash, non-recurring charge to earnings of $2,368,000 or 59 cents per share. Operating Income fell $828,000 from $1,402,000 in the first quarter of fiscal year 1995 to $574,000 in the first quarter of fiscal year 1996.

     Net revenues for the first fiscal quarter ended December 31, 1995 fell 8.6% to $35,381,000 from a record quarter of $38,692,000 a year earlier. Shipments fell approximately 10% from the year earlier period as customers, primarily steel service centers reduced inventory levels. Gross profit as a percentage of sales fell to 8.7% from 10.9% in the first quarter of fiscal year 1995. This decrease was primarily attributable to decreased volume and secondarily due to decreased margins. Profits were further reduced by merger related expenses of $1,387,000.

RESULTS OF OPERATIONS:
THREE MONTHS ENDED
DECEMBER 31, 1995
      Net sales for the 1996 First Quarter were $35,381,000, a decrease of $3,311,000, or 8.6% from the 1995 First Quarter. The decrease in net sales is primarily attributable to lower tonnage volume amounting to $4,632,000 offset in part by increased sell prices of $1,321,000.

      Cost of sales for the 1996 First Quarter was $32,295,000, a decrease of $2,169,000 or 6.3% from the 1995 First Quarter. The decrease is primarily attributable to the decrease in volume. As a percentage of net sales, cost of sales increased by 2.2%. Gross margin decreased in the 1996 First Quarter primarily due to lower volume of $628,000, higher material cost of $1,659,000 and higher manufacturing costs of $163,000 offset by higher sell prices as noted above .

      Selling and administrative expenses for the 1996 First Quarter amounted to $2,512,000, a decrease of $314,000 or 11.1% from the 1995 First Quarter. The decrease is primarily due to wages and benefits. As a percentage of net sales, selling and administrative expenses decreased in the 1995 First Quarter to 7.1% from 7.3% in the 1995 First Quarter.

      Interest expense, net, decreased in the 1996 First Quarter by $63,000 or 16.4% from the 1995 First Quarter. The decrease is primarily attributable to lower borrowings against the lines of credit. Interest expense, net, as a percentage of net sales was .9% in the 1995 First Quarter, compared to 1.0% in the 1995 First Quarter.

      Other income (expense) amounted to $1,387,000 of expense in the 1996 First Quarter compared to no expense in the 1995 First Quarter. Included in the expense is a $1,000,000 payment to Bar Technologies Inc. ("BarTech") and $387,000 of legal expense and professional fees due to the proposed merger of the Company with BarTech.

      The tax provision in the 1996 First Quarter amounted to $121,000, compared to $269,000 in the 1995 First Quarter. The provision in both years consists of a provision for foreign taxes.

     The net loss of $3,624,000 in the 1996 First Quarter compares to a net income of $748,000 in the 1995 First Quarter. Included in the net loss for the 1996 First Quarter is a one-time charge resulting from adoption of SFAS No. 106 by CDSC, the Company's wholly owned foreign subsidiary. Also contributing to the loss were merger related expenses of $1,387,000 and lower gross profit due to lower volume.

LIQUIDITY AND CAPITAL RESOURCES:
      Working Capital at December 31, 1995 was $14,817,000 compared to $15,972,000 at September 30, 1995. The decrease is primarily attributable to net loss before the one-time expense for adoption of SFAS No. 106 by CDSC.

      On December 9, 1994, the Company entered into an amendment to its revolving credit agreement with Northern and LaSalle which provides up to $20,000,000 under a revolving credit facility. The revolving credit facility is secured by the Company's accounts receivable, inventories and equipment, excluding CDSC's assets, and a first mortgage on the Company's Batavia, Illinois property. Among other things, the restrictive covenants include limits on capital expenditures, a minimum tangible net worth (excluding cumulative translation adjustments) of at least $28,250,000 at September 30, 1995 and at all times thereafter, a maximum ratio of total liabilities to tangible net worth is limited to at least 1.8 to 1 at September 30, 1995 and at all times thereafter, and prohibitions on paying cash dividends in an amount that exceeds 25 percent of the Company's net income for the preceding fiscal year. Interest on the revolving credit facility is computed at the prime rate and/or a London Interbank Offering Rate (LIBOR) based rate at the option of the Company. Funds available but unused bear interest at the rate of 1/2% per annum. Advances of credit under this credit facility were payable on January 26, 1996. On January 26, 1996, the Company entered into an amendment with Northern and LaSalle to extend the termination date of the Revolving Credit Agreement to February 26, 1996.

      While the Company believes that its future financing needs will be provided by BarTech if a merger with BarTech is consummated, in the event a merger is not consummated, the Company believes that it could continue to renew its existing revolving credit facilities, or replace them, on similar terms.

      On April 28, 1994, the Company's CDSC subsidiary entered into an agreement with NBD, which provides up to $5,800,000 (U.S.) under a revolving demand credit facility. On March 28, 1995, the agreement was renewed through April 30, 1996, and the available facility was increased to $7,000,000 (U.S.). The facility is unsecured; however, the agreement contains a negative pledge clause which prohibits CDSC from encumbering its assets to secure any other indebtedness, excepting specific liens that are limited to the property financed by the lienholder. The restrictive covenants in the agreement include a CDSC minimum tangible net worth, computed based on Canadian GAAP, of $10,000,000 (Canadian); a maximum ratio of total liabilities to tangible net worth of 1.2 to 1, and a minimum working capital of $3,000,000 (Canadian). Interest rates for Canadian dollars are at the Canadian prime rate or the NBD's cost of funds plus 1%. Interest rates for U.S. dollars are at the U.S. prime rate or LIBOR based rates. Also, under the agreement, NBD must approve all mergers, acquisitions or changes in ownership.

     In December 1988, BLSC secured $3,600,000 of borrowing by the issuance of Tax Exempt Industrial Revenue Bonds ("Bonds") through the Development Authority of Cartersville, Georgia ("Authority"), to partially finance the construction and equipping of BLSC's Cartersville plant. The interest rate on the Bonds is a weekly interest rate representing the minimum rate of interest which, in the opinion of the Remarketing Agent, would be necessary to sell the Bonds in a secondary market. The interest rates paid on these Bonds varied from 3.75% to 5.50% during the 1996 First Quarter and was 5.50% at December 31, 1995. The Company must fund a bond sinking fund for purposes of retiring the Bonds. Principal payments of $300,000 are due on each December 1 beginning in the year 2009 and continuing through 2012. Payments of $400,000 are then due on each December 1 through the year 2018.

      In accordance with the loan agreement between BLSC and the Authority, Northern has issued an irrevocable letter of credit in the amount of $3,852,000. Of this total amount, $3,600,000 is available to pay principal on the Bonds and $252,000 is available to pay interest when it becomes due. Northern has also issued a $666,000 irrevocable letter of credit to support workers compensation insurance reserves in 1994. In 1995, Northern increased the letter of credit to $775,000.

      At December 31, 1995, the available portion of all revolving credit facilities after adjusting for outstanding letters of credit amounted to $4,173,000. In the aggregate, $58,782,000 of assets are utilized to secure all borrowings.

      During the 1996 First Quarter capital expenditures were approximately $275,000 compared to $542,000 in the 1995 First Quarter. The Company expects to invest approximately $2,500,000 in capital equipment during the 1996 fiscal year compared to approximately $2,144,000 spent in the 1995 fiscal year. Of the expenditures, BLSC will spend approximately $2,141,000 for machinery and equipment and CDSC will spend approximately $389,000 for machinery and equipment.

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

ITEM 5. OTHER INFORMATION.

      On January 18, 1996 Bliss & Laughlin Industries Inc. (the "Company") had a special meeting of its stockholders to consider and vote upon the approval and adoption of an Agreement and Plan of Merger dated October 4, 1995, as amended (the "Merger Agreement"), by and among the Company, BRW
Steel Corporation (which has changed its name to Bar Technologies Inc.) ("BarTech") and B & L Acquisition Corporation which is a wholly-owned subsidiary of BarTech ("Sub"), and the transactions contemplated thereby.
Upon consummation of the merger contemplated by the Merger
Agreement, among other things, (i) Sub would be merged with and into the Company with the Company being the surviving corporation in the merger and (ii) each outstanding share of Common Stock of the Company (other than treasury shares, shares held by BarTech, Sub or any direct or indirect subsidiary of BarTech and shares of stockholders of the Company who properly exercise their appraisal rights under Delaware law) will be cancelled and converted into the right to receive $9.50 net in cash, without interest.

     Of the 3,969,518 shares of Common Stock of the Company outstanding and entitled to vote on the merger proposal, 2,113,633 shares voted for approval and adoption, 1,200 shares voted against approval and adoption, 1,598,926 shares abstained from voting and there were 1,600 broker non votes. As more than a majority of the outstanding shares voted for the merger proposal, the merger proposal was approved and adopted by the requisite number of shares.

     The Merger Agreement provided that it would close by January 31, 1996. However, the parties have agreed that until February 26, 1996 they each waive any right to terminate the Merger Agreement. There is no assurance that the proposed transaction will close or as to the specific date of closing. BarTech will be unable to consummate the prosed merger if it does not obtain the necessary financing.

     As of January 26, 1996, the Company entered into an amendment with The Northern Trust Company and LaSalle National Bank to extend the termination date of the $20 million Revolving Credit Agreement with those lenders to February 26, 1996.

                   BLISS & LAUGHLIN INDUSTRIES INC. AND SUBSIDIARIES


                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        BLISS & LAUGHLIN INDUSTRIES INC.



Date:      February 14, 1996                 By:      Paul J. Austgen
      ----------------------                    -------------------------
                                                  Paul J. Austgen
                                                  Chief Financial Officer