Form 10-K/A
period 1995-09-30
BLISS & LAUGHLIN INDUSTRIES INC /DE
filed 1996-02-28
CIK 842679

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

                        BLISS & LAUGHLIN INDUSTRIES INC.
--------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)


         Delaware                                         36-2607304
----------------------------------          -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


281 East 155th Street           Harvey, Illinois                           60426
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

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


THIS AMENDMENT IS BEING FILED SOLELY TO CORRECT THE SUBSECTION OF PART III, ITEM 10, CAPTIONED "COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934" AND TO INCLUDE THE FOLLOWING PARAGRAPH OF THIS COVER PAGE.


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                        BLISS & LAUGHLIN INDUSTRIES INC.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

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



     Based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during its fiscal year ended September 30, 1995, its officers, directors and greater than ten-percent beneficial owners complied with all applicable Section 16(a) filing requirements, except that (a) one director, Charles P. McLarnon, inadvertently did not timely file a year-end report covering (i) 2,837.359 units, each equivalent to one share of common stock of the Company, acquired during the Company's 1995 fiscal year through the Company's Directors' Deferred Compensation Plan and (ii) his total ownership at the end of the Company's 1995 fiscal year of 4,790.466 such units and (b) one executive officer, R. James Barnett, did not include, in the total number of shares of common stock of the Company reported as owned by him at the end of the Company's 1995 fiscal year, 20.577 shares of common stock of the Company acquired on his behalf in March 1994 by the then trustee of the Company's Employees' Stock Purchase Plan, which acquisition had not been reported to Mr. Barnett (and of which he was unaware) by the then trustee and which error was corrected by the current trustee in January 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BLISS & LAUGHLIN INDUSTRIES INC.


                                   By:  /s/ Gregory H. Parker
                                        ----------------------------------------
                                        Gregory H. Parker,
                                        Chief Executive Officer


                                   By:  /s/ Paul J. Austgen
                                        ----------------------------------------
                                        Paul J. Austgen,
                                        Chief Financial Officer

Date:   February 28, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                        /s/ Gregory H. Parker
                                        ----------------------------------------
                                        Gregory H. Parker, Director
                                        February 28, 1996

                                        /s/ Anthony J. Romanovich
                                        ----------------------------------------
                                        Anthony J. Romanovich, Director
                                        February 28, 1996


                                        ----------------------------------------
                                        Karl H. Reitz, Director


                                        ----------------------------------------
                                        George Binnie, Director

                                        /s/ Roger G. Fein
                                        ----------------------------------------
                                        Roger G. Fein, Director
                                        February 28, 1996

                                        /s/ Charles P. McLarnon
                                        ----------------------------------------
                                        Charles P. McLarnon, Director
                                        February 28, 1996

                                        /s/ Dennis W. Sheehan
                                        ----------------------------------------
                                        Dennis W. Sheehan, Director
                                        February 28, 1996